Form 10-K
period 2020-12-31
Goal Acquisitions Corp.
filed 2021-04-15
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-40026

GOAL ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3660880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13001 W. Hwy 71, Suite 201 Austin, Texas (Address of principal executive offices)	78738 (Zip Code)

(888) 717-7678

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of common stock and one redeemable warrant	PUCKU	The Nasdaq Stock Market LLC

Common stock, par value $0.0001 per share	PUCK	The Nasdaq Stock Market LLC

Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	PUCKW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer	[ ]

Non-accelerated filer [X]	Smaller reporting company	[X]

	Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The registrant was formed on October 26, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of June 30, 2020.

As of April 14, 2021, a total of 33,161,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

References to the “Company,” “our,” “us” or “we” refer to Goal Acquisitions Corp., a blank check company incorporated in Delaware on October 26, 2020. References to our “Sponsor” refer to Goal Acquisitions Sponsor LLC, an entity affiliated with our officers, directors and advisors.

This Annual Report on Form 10-K contains statistical data, estimates and forecasts that are based on independent industry publications or other publicly available information, as well as other information based on our internal sources. While we believe the industry and market data included in this report are reliable and are based on reasonable assumptions, these data involve many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. While we are not aware of any misstatements regarding any such third-party information presented in this report, we have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. None of the industry publications referred to in this report were prepared on our or on our affiliates’ behalf or at our expense. Our business is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Item 1A. “Risk Factors,” which could cause results to differ materially from those expressed in these publications and other publicly available information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the ability to have our securities continue to be listed on Nasdaq, including following a business combination;

●	our public securities’ potential liquidity and trading;

●	our ability to consummate an initial business combination despite the continued uncertainty resulting from the ongoing COVID-19 pandemic or the outbreak of other infectious diseases;

●	the potential market for our securities; or

●	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A. “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future results. Our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	newly formed company without an operating history;
●	delay in receiving distributions from the trust account;
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections afforded to investors of blank check companies;
●	deviation from acquisition criteria;
●	issuance of equity and/or debt securities to complete a business combination;
●	lack of working capital;
●	third-party claims reducing the per-share redemption price;
●	negative interest rate for securities in which we invest the funds held in the trust account;
●	our stockholders being held liable for claims by third parties against us;
●	failure to enforce our sponsor’s indemnification obligations;
●	warrant holders limited to exercising warrants only on a “cashless basis”;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	dependence on key personnel;
●	conflicts of interest of our sponsor, officers and directors;
●	the delisting of our securities by the Nasdaq;
●	dependence on a single target business with a limited number of products or services;
●	shares being redeemed and warrants becoming worthless;
●	our competitors with advantages over us in seeking business combinations;
●	ability to obtain additional financing;
●	our initial stockholders controlling a substantial interest in us;
●	warrants adverse effect on the market price of our common stock;

●	events which may result in the per-share amount held in our trust account dropping below $10.00 per public share;
●	disadvantageous timing for redeeming warrants;
●	registration rights’ adverse effect on the market price of our common stock;
●	impact of COVID-19 and related risks;
●	business combination with a company located in a foreign jurisdiction;
●	changes in laws or regulations; tax consequences to business combinations;
●	exclusive forum provisions in our amended and restated certificate of incorporation;
●	specific risks related to businesses in the sports and media sectors.

PART I

ITEM 1. BUSINESS.

We are a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

While our efforts to identify a prospective target business will not necessarily be limited to a particular industry, sector or region, we intend to capitalize on the expertise of our management team, board and advisors (collectively, our “Team”) in the professional sports teams and media sectors, including, but not limited to, related areas such as sports technology, gaming and e-sports. We intend to target leading professional sports teams, media and brand-name companies and assets, with a particular focus on special situation assets which have significant potential for growth. Special situation assets and opportunities are those that have arisen due to recent factors such as COVID-19, mismanagement, media issues, overextension or arbitrage. We will have a global focus in our approach.

Our objective is to generate attractive returns and create value for our shareholders by applying our strategy of capitalizing on the experience of our Team. Our Team has spent their careers working in the global professional sports and media industries. Our Team has particular expertise in operations and turnaround. Our Team’s experience includes negotiating record setting naming rights, cable, TV, radio, licensed merchandise, sponsorship and food service deals with numerous franchises, as well as numerous facility leasing, financing and construction contracts. This experience includes managing the business operations of professional athletes (including Michael Jordan and Patrick Ewing), sports franchises (the New York Yankees, San Francisco 49ers, Florida Panther, Atlanta Thrashers, Atlanta Hawks and Charlotte Bobcats) and leagues (including the WNBA, the PGA Tour and the NCAA’s Southeastern Conference). We will look to acquire and manage a business that can benefit from our Team’s global experience with sports teams, leagues, media, brands, technology and investments.

Our Team

Harvey Schiller serves as our Chief Executive Officer. General Schiller is Chairman of Charlestowne Holdings, a financial advisory firm (2018-present). He is Vice Chairman of the digital, media and sports practice of the Diversified Search Group (2015-present). He previously served as Commissioner of the Southeastern Conference (1986-1990) and America’s Cup (2015-2017), executive director of the United States Olympic Committee (1990-1995), president of Turner Sports (1995-2000), president of Atlanta Thrashers NHL hockey team (1997-1999), Chairman of the financial services firm Assante USA (2002-2004), Chairman of the security firm Global Options (2006-2013), and Chairman of YankeeNets, owners of the New York Yankees, New Jersey Devils, and New Jersey Nets (2000-2002) and developer of the YES network (2001-2002). He is also lead director of Mesa Air Group (2015-present), board member of Blinktbi (2018-present) and chair of Sportsgrid and the Collegiate Sports Management Group (2018-present). General Schiller served a distinguished career as an Air Force pilot (1962-1986) and was a Presidential appointed permanent professor (1980-1986) at the U.S. Air Force Academy and White House Commission on Presidential Scholars (2005-2009). Other appointments include NCAA executive committee (1982-1988), Olympic Games consultant (1984-2012), International Baseball President, board member of the Baseball Hall of Fame (present) and World Baseball Classic (present). General Schiller is a distinguished graduate of The Citadel and earned a PhD in Chemistry from the University of Michigan.

William T. Duffy serves as our Chief Financial Officer and Chief Operating Officer. Mr. Duffy serves as the Vice Chairman of The Aspire Sports Marketing Group, LLC (“Aspire”), a sports consulting firm which he co-founded in 2008. From 2016 to 2019, he was the CEO of Aspire and he previously held other positions at Aspire, including two years as COO, and has served on its board of managers since 2014. Mr. Duffy’s career has focused on turnarounds of underperforming franchises with a focus on maximizing employee performance and revenue generation and reducing operating costs, while creating cultures of accountability through hands on leadership and career development of employees. His international experience at Aspire includes consulting on projects with The R & A, Leicester City FC and Tijuana Xolos (Liga MX). From 2010 to 2013, Mr. Duffy briefly left Aspire and oversaw finance and arena operations in a variety of roles at Bobcats Sports and Entertainment, including roles as EVP, CFO and CAO. He served as liaison to the City of Charlotte for the expansion NBA Franchise Charlotte Bobcats and Time Warner Cable Arena. Prior to Aspire, Mr. Duffy held the positions of CFO of the San Francisco 49ers (1996-1999), CAO of the Buffalo Bills (1999-2000), CFO of the Florida Panthers (2001-2003) and EVP, CFO of Atlanta Spirit, LLC (2004-2008), a group that bought the operating rights of the Atlanta Hawks, Atlanta Thrashers and Philips Arena in 2004 Mr. Duffy holds a Masters of Science in Accounting from New York University, and AB in Economics from Princeton University and has earned a CPA.

David B. Falk will serve as a member of our board of directors and as our Senior Advisor. Mr. Falk is the founder of Falk Associates Management Enterprises (FAME) which provides specialized and personal representation services to the company’s elite clientele of NBA superstars. Prior to founding FAME in 1992, Mr. Falk served as vice chairman of ProServ where he represented numerous professional athletes. Mr. Falk has successfully negotiated a number of large and notable NBA contracts, including Alonzo Mourning’s historical $100 million contract in 1995 and Michael Jordan’s 1996 one-year contract for $30 million. Mr. Falk was also influential in the creation of the “Air Jordan” brand and was an executive producer of the movie “Space Jam.” Mr. Falk is an investor in Consumable, a digital advertising company, Hyperwave, a cooking technology company, Ostendo, a quantum photonics technology company, Wheels Up, an aviation company, and Block Six Analytics. Mr. Falk first attended and is now a member of the Board of Trustees for Syracuse University. Mr Falk endowed and founded the David B. Falk College of Sports and Human Dynamics at Syracuse University, a leading sports program in the U.S.

Donna Orender serves as a member of our board of directors. Ms. Orender spent 17 years at the PGA TOUR where she served as one of three senior executives in the Office of the Commissioner. During her time there, she exponentially grew the TOUR’s television rights and led a major expansion of global production, programming distribution and digital business while also founding PGA TOUR Radio with partner Sirius XM. From 2005 to 2010, Ms. Orender served as the President of the WNBA. During her term business metrics that saw growth included sponsorship, television ratings, profitability and attendance growth (following an eight year decline). Ms. Orender began her current role as Chief Executive Officer of Orender Unlimited, a consulting and advisory firm, in 2011. Ms. Orender serves on the nominating and compensation committees for the V Foundation for Cancer Research board, the board of the World Surf League, and is the founder of Generation W, an organization that focuses on educating, inspiring and connecting women and girls in the service of building better communities. Ms. Orender received a B.A. from Queens College and is a multiple hall of fame athlete.

Kenneth L. Shropshire will serve as a member of our board of directors. Mr. Shropshire has been a faculty member of the Wharton School at the University of Pennsylvania (“Wharton”) since 1986, where he is now an emeritus professor, with an expertise in sports business and law. During his tenure at Wharton, Mr. Shropshire founded the Wharton Sports Business Initiative in 2004, a sports business research center and served as a director until 2017. One such example of the innovative programming Mr. Shropshire developed at Wharton includes the NFL/NFLPA Player Business Education Transition Program. Currently, in addition to being a professor emeritus at Wharton, Mr. Shropshire is the Chief Executive Officer of the Global Sport Institute, and serves as the Adidas Distinguished Professor of Global Sport at Arizona State University since joining in 2017. Mr. Shropshire has served as a director of Moelis & Company since 2014. In addition, Mr. Shropshire acts as an advisor to multiple organizations in the sports industry, including Altius Sports Partners, Arctos Sports Partners, Overtime Elite, and Pro Sports Assembly. Mr. Shropshire earned an undergraduate degree in economics from Stanford University and a law degree from Columbia University, and is a member of the California bar. He joined the law firm of Manatt, Phelps, Rothenberg and Tunney in Los Angeles prior to working with the 1984 Olympic Games and beginning his lengthy career at Wharton. Mr. Shropshire was also the former President of the Sports Lawyers Association, the largest organization of sports lawyers in the world.

Past performance of our Team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical performance record of our Team as indicative of our future performance. Additionally, in the course of their respective careers, members of our Team have been involved in businesses and deals that were unsuccessful. Our officers and directors have no experience with special purpose acquisition companies. In addition, our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. For a list of our officers and directors and entities for which a conflict of interest may or does exist between such persons and the company, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under “Management — Conflicts of Interest”.

Advisors

Jon Miller will serve as Chairman of our advisory board as well as a board observer. Mr. Miller currently serves as a director of Akamai Technologies, Inc., Nielsen Holdings plc., AMC Networks Inc., Interpublic Group of Companies, Inc. and J2 Global, Inc. From 2013 until January 2018, Mr. Miller was a partner at Advancit Capital, where he continues to serve as an advisor and member of the Investment Committee. He previously has served as Chairman and Chief Executive Officer of the Digital Media Group at News Corp., and was its Chief Digital Officer from April 2009 to September 2012. Mr. Miller was a founding partner of Velocity Interactive Group, an investment firm focusing on internet and digital media, from its inception in 2007 to 2009. Prior to founding Velocity, Mr. Miller served as the Chairman and Chief Executive Officer of America Online, Inc. (“AOL”) from 2002 to 2006. Prior to joining AOL, Mr. Miller served as Chief Executive Officer and President of USA Information and Services. Mr. Miller previously served as a director of, among others, Houghton Mifflin Harcourt Co., Ticketmaster, LiveNation Entertainment, Inc., RTL Group SA, Shutterstock, Inc. and TripAdvisor, Inc.. Mr. Miller is a trustee of the American Film Institute and The Paley Center for Media. Mr. Miller holds a B.A. from Harvard College.

Alex Greystoke will serve as a member of our advisory board and is one of our founders. Mr. Greystoke is a successful serial entrepreneur with a breadth of skills in a diverse range of industries. Mr. Greystoke is the founder of multiple AI technology companies including TripChamp, VacationChamp and TravelChamp. He is the inventor of three granted artificial intelligence patents, with eight pending patent applications. Mr. Greystoke is also an investor with investments in real estate, food and beverage, technology and other sectors. Mr. Greystoke founded HSC, a boutique corporate finance business raising money for and helping emerging companies commercialize in a range of sectors including technology, energy, healthcare and consumer products utilizing his wide network of partners throughout Asia, Europe, the Middle East and the U.S. Mr. Greystoke has served as director to numerous companies in the education, technology, AI and renewable energy spaces, and has served as a Chairman to a U.K. listed Chinese manufacturing company.

Raghu Kilambi will serve as a member of our advisory board and is one of our founders. Mr. Kilambi has been CEO of PowerTap Hydrogen Fueling Corp. since May 2020. Mr. Kilambi previously served as Vice Chairman and Chief Financial Officer of ConversionPoint Technologies from December 2017 to January 2020. ConversionPoint was sold in two transactions to a private equity-backed group and a strategic buyer. Mr. Kilambi has also been the principal of Kirarv Capital, a technology investment firm, since June 2009. Mr. Kilambi has raised over $1 billion of equity and debt capital for growth private and public companies in his career and has also been a senior officer and director of companies that were awarded Barron’s ASAP Magazine Top Ramp Champ awards and Profit Magazine’s Top 3 Growth Company awards. Previously, from 1998 to 2001, Mr. Kilambi was the Co-Founder, CFO and Chief Strategy Officer of FutureLink Corp., a leading first-generation VC-backed cloud computing technology company that grew from startup to over $100 million in annualized revenues. Mr. Kilambi graduated with Great Distinction with a Bachelor of Commerce (University Scholar), received a Graduate Diploma in Public Accounting from McGill University (Top 10 List), and qualified as a Canadian Chartered Accountant in 1989 (inactive).

Amber Allen will serve as a member of our advisory board. Ms. Allen’s experience has been focused in the technology, entertainment and gaming industries, having spent her career at major companies including Reebok, Disney, Warner Bros., and Riot Games. Currently, Ms. Allen serves as the founder of Double A Labs, a leader in developing transformative technologies and experiences for brand engagement. Ms. Allen serves on the Advisory Board of University of Texas Game and Development Design and is a member of the Fashion Institute of Technology. Ms. Allen also volunteers with Women Who Code and is an advisor to both Dell Women’s Entrepreneurship Network and Dell Project Innovate.

Bart Oates will serve as a member of our advisory board. Mr. Oates was a starting center for the USFL Philadelphia Stars, New York Giants and San Francisco 49ers, for a total 14 seasons of professional football. In the offseasons, Mr. Oates attended Seton Hall Law School where he graduated with honors and joined the law firm of Ribis, Graham & Curtin in Morristown N.J., where he focused on litigation and real estate tax appeal work. Currently, Mr. Oates serves as President of the NFL Alumni Association, a position that allows him to advocate on behalf of former players to establish benefits and opportunities.

Martin Gruschka will serve as a member of our advisory board. Mr. Gruschka began his career in 1990 as a management consultant for a Deutsche Bank Group subsidiary, with a focus on East German Privatization projects. Thereafter, he led the European media practice of Arthur D. Little, a global management consulting group, from 1996 to 1999. Having spent time as an associate director at Deutsche Morgan Grenfell’s media investment banking division, he co-founded Springwater Capital LLC in 2002 where he currently acts as Managing Partner. Mr. Gruschka has served as Chairman, President, Board Member and CEO of more than forty companies throughout Europe and the U.S. in a diverse range of sectors, including media & communications, aerospace, engineering, logistics, recycling, technology, tourism and business process outsourcing.

Danielle Cantor Jeweler will serve as a member of our advisory board. Ms. Jeweler is the Executive Vice President and Partner at FAME, and is an NBPA Certified Agent, representing current and retired NBA talent. Together with partner David Falk, Danielle negotiates contracts for a number of NBA players. Ms. Jeweler has also negotiated a myriad of national and international endorsement deals for her basketball clients. In September 2017, Danielle was honored by the Sports Business Journal as a Gamechanger in the sports industry, as the only female registered agent with active NBA clients. In July 2019, she negotiated the largest guaranteed sports contract by a female agent (Malcolm Brogdon, with the Indiana Pacers, for 4 years and $85 million). Ms. Jeweler is a member of the Leadership Council for PeacePlayers, International, and she serves on the Board of Advisors for Most Valuable Kids, the Roy Hibbert Foundation, and Little Smiles. A native Washingtonian, Ms. Jeweler graduated from the University of Pennsylvania (“UPenn”) in the Annenberg School for Communications and from The Wharton School for Business. Ms. Jeweler is a competitive youth girls soccer coach and played Division 1 soccer at UPenn.

Marc Wade will serve as a member of our advisory board. Mr. Wade is a financier, philanthropist and founder of Wade & Company, a family office. Mr. Wade has historically invested in a diversified portfolio of businesses with a primary focus on asset backed lending. His portfolio has included commercial real estate, banking, energy, sports and entertainment, technology and securities lending. Mr. Wade was a minority investor in the NHL franchise New Jersey Devils and Devils Entertainment. Mr. Wade is also Co-Founder of BTI, one of South America’s largest aggregators of cell phone towers.

Garret Klugh will serve as a member of our advisory board. Mr. Klugh is the COO of Falk Ventures. He is an internationally recognized Olympian and frequent guest speaker, lecturer and panelist in the sports-tech industry. Mr. Klugh earned his undergraduate degree at San Diego State University and his MBA from George Washington University. At SDSU, Mr. Klugh served as the President of the men’s rowing team. He went on to represent the U.S. on six National Teams and one Olympic Team (Athens 2004). Mr. Klugh won the World Rowing Championship in 1999 and was honored to be selected by his peers as the Athlete Representative on the Board of Directors for USRowing.

Doug Perlman will serve as a member of our advisory board. Mr. Perlman is the founder and CEO of Sports Media Advisors (“SMA”), a boutique advisory firm which focuses on the intersection of sports, television and digital media. Mr. Perlman has worked on all of SMA’s client engagements including those with the NFL, NASCAR, USTA, UFC, Hockey Canada, Little League, NextVR and several leading private equity firms. Prior to SMA, he established himself throughout the sports industry in senior executive roles at the NHL and IMG. Among other accolades, Mr. Perlman has been named to the prestigious Sports Business Journal Forty Under 40 three times, earning a spot in their “Hall of Fame.” Mr. Perlman has been recognized by multiple industry publications and organizations as a leader in the sports, media, and technology industries, including being named one of the 100 Most Powerful People in Sports by the Sporting News while at the NHL. Mr. Perlman regularly appears on television and is often a featured speaker at industry and other events.

We currently expect our advisors to (i) assist us in sourcing, negotiating and consummating a potential business combination, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. However, they have no written advisory agreement with us. Additionally, these individuals have no other employment or compensation arrangements with us. They will not serve on the board or any committee thereof, nor will they have any voting or decision making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of them become aware of a business combination opportunity which is suitable for us, they are under no obligation to introduce it to us before any other prospective acquiror.

Business Strategy

The impact of the COVID-19 pandemic on U.S. and Global professional sports and entertainment industries has been profound. In-stadium revenue opportunities, such as ticket and premium seating sales, concessions, merchandise and parking have seemingly evaporated without the crowds of spectators traditionally featured in live sporting events. As a result, sports franchises and vendors are facing a huge strain on cash flow, leaving ownership groups without the appetite, nor liquidity to continue franchise funding for an undetermined period of time. Organizations with inefficient operating models are experiencing significantly more stress during these times, leading many groups to reevaluate their management relationships. COVID-19 has also had a significant impact on businesses associated with or dependent on sports, for example groups holding media rights, sports marketing groups and agencies and suppliers to the sports industry. We believe the totality of these circumstances presents a unique opportunity to acquire special situation sports and media assets that would not otherwise be for sale and/or to acquire these businesses at opportunistic prices.

As of the current date, none of the major U.S. sports leagues including the MLB, NBA, NHL, NFL and MLS have fully determined a timeline for the return of the full fan and in-game experience. The same can be said for international teams in the UK, Europe and elsewhere. Some jurisdictions are currently allowing limited public attendance while observing social distancing protocols. However, it is clear that the major U.S. sports leagues have a long way to go to get back to full stadiums. The economic impact has already been felt, with 1.3 million sports industry jobs at risk, according to a report from EconomicModeling.com.

With the resulting pressures of these limitations and uncertainties in general, the need for innovative and dynamic operating models is evident. We believe that with the current landscape, our Team will have the leverage to identify and acquire assets with great potential at opportunistic price points. As more sports franchises, and sports and media related businesses understand the necessity of building global brands in order to compete for revenue and brand recognition across fan bases, mature management teams, experiences and expertise will be required to enhance visibility and profitability.

We believe that our Team can provide all of these attributes to a potential target. Our Team has a demonstrated extensive track record of successful value creation and enhancement (including complex turnarounds) with sports-oriented and media assets and also has access to proprietary opportunities globally that can be leveraged to drive value. Our Team’s experience includes negotiating record setting naming rights, cable, TV, radio, licensed merchandise, sponsorship and food service deals with numerous franchises, as well as numerous facility leasing, financing and construction contracts. This experience includes managing the business operations of professional athletes (including Michael Jordan and Patrick Ewing), sports franchises (the New York Yankees, Florida Panthers, San Francisco 49ers, Atlanta Thrashers, Atlanta Hawks and Charlotte Bobcats) and leagues (including the WNBA, the PGA Tour and the NCAA’s Southeastern Conference).

Our Team has also directly worked in the trenches to turnaround organizations, athletes and brands. In addition, we intend to utilize the established global relationships of our Team both for sourcing opportunities and to grow the opportunity which we pursue. Over the course of their careers, the members of our Team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities.

Our Team has experience globally in:

●	Managing brands, athletes and sports entities;

●	Significant experience in the media, sports gaming and new technologies sectors;

●	Operating and turning around companies, implementing and executing growth strategies and cost saving initiatives;

●	Developing and growing companies, both organically and through acquisitions and strategic transactions, and expanding the product range;

●	Providing strategic guidance to develop revenue and commercial opportunities; and

●	Identifying, mentoring and recruiting world-class talent.

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines.

We intend to seek to acquire companies, brands, assets and/or teams that we believe meet certain of the following criteria:

●	Minimum Enterprise values of between $600 million and $1 billion;

●	Impacted by recent factors such as COVID-19, mismanagement, media issues, overextension or arbitrage (what we call special situation opportunities);

●	Could benefit from the substantial expertise, experience and network of our Team;

●	Have attractive growth prospects or have the potential for having attractive growth prospects;

●	Have a competitive advantage or have the potential for having a competitive advantage;

●	Exhibit industry leadership or have the potential for exhibiting industry leadership;

●	Exhibit potential for global expansion in sports, sponsorship and brand recognition;

●	Would benefit from a public acquisition currency; or ownership would benefit from liquidity;

●	Demonstrate attractive valuation;

●	Demonstrate potential for free cash flow generation; and

●	Have secondary potential revenue streams.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria deemed relevant by our management in effecting our initial business combination consistent with our business objectives. In the event that we decide to enter into our initial business combination with a target business that does not meet any of the above criteria and guidelines, we will disclose that the target business does not meet any of the above criteria in our shareholder communications related to our initial business combination.

Special situation assets and opportunities are those that have arisen due to recent factors such as COVID-19, mismanagement, media issues, overextension or arbitrage. For example, according to the Associated Press, the NBA reportedly came in $1.5 billion under revenue projections in 2020. TicketiQ placed the value of lost ticket revenue in 2020 at $7 billion for the NFL. After the COVID-19 pandemic forced 898 MLB regular-season games to go on without fans this summer, MLB’s 30 teams combined for a total of $3 billion in operating losses, according to its Commissioner. Other special situations may arise due to mismanagement (exacerbated by the COVID-19 crisis), media issues (as we have seen with sports franchise owners receiving negative publicity for a variety of reasons), overextension, and potential arbitrage opportunities as we search the globe for a target. As discussed above, assets dependent on or related to the sports and media sectors have also been hit hard, leading to the potential for special situations to exist in these spaces also.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following this annual report. We intend to utilize cash derived from the proceeds of our initial public offering (“IPO”) and the private placement of private units, our capital stock, debt or a combination of these in effecting a business combination which has not yet been identified. Accordingly, investors in our IPO invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

To date, we have not selected any target business on which to concentrate our search for a business combination. None of our sponsor, officers, directors, promoters and other affiliates has engaged in any substantive discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other similar business combination with us. Additionally, we have not engaged or retained any agent or other representative to identify or locate such companies. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our Team’s pre-existing fiduciary obligations and the fair market value requirement described below, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described above. Accordingly, there is no basis for our investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet selected a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our sponsor, initial stockholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial stockholders, officers, directors or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the payment of consulting, success or finder fees in connection with the consummation of our initial business combination, the repayment of the $200,000 loan and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our Team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for conversions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to convert their public shares. As a result, this may make it easier for us to consummate our initial business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 24 months from the closing of our IPO in order to be able to receive a pro rata share of the trust account.

Our sponsor, initial stockholders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial stockholders and our officers and directors do not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them in our IPO or in the aftermarket. Additionally, the holders of the representative shares do not have conversion rights with respect to the representative shares.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our IPO to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of our IPO unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following our 24th month, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties (including any vendors or other entities we engage after our IPO) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our 24th month and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founders’ shares and private shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 24 months from the closing of our IPO, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of our IPO, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, or any other person. Our sponsor, officers and directors have agreed to waive any conversion rights with respect to any founders’ shares, private shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 24 months from the closing of our IPO, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	upon the consummation of our IPO, approximately $258.75 million was placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our IPO on an initial business combination.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses that satisfy the 80% of net assets test at the time of the agreement to enter into the initial business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees and Human Capital Resources

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, such as this Annual Report on Form 10-K, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to stockholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or international financial reporting standards, or IFRS, as issued by the International Accounting Standards Board, or IASB, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. The financial statements may also be required to be prepared in accordance with GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to evaluate our internal control over financial reporting for the fiscal year ending December 31, 2021. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by The Jumpstart Our Business Startups Act of 2012 , or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (“IPO”), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of common stock held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of any reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully the risks described below, which we believe represent some of the material risks related to our securities, together with the other information contained in this annual report, before making a decision to invest in our securities. This annual report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this annual report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

We may need to reclassify the warrants issued in connection with our IPO as liabilities, which could result in a correction of our 8-K audited financial statement.

In connection with our IPO, we entered into a Sponsor Unit Purchase Agreement with our Sponsor and a Warrant Agreement with Continental Stock Transfer & Trust Company, as warrant agent. The warrants issued in our IPO were classified as equity in our previously issued audited balance sheet as of February 16, 2021 included in our Current Report on Form 8-K filed on February 22, 2021.

On April 12, 2021, the SEC issued Staff Statement on Accounting and Reporting Consideration for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”), in which the SEC Staff is of the view that certain provisions in the warrant agreement governing the terms of our public warrants and private placement warrants may need to be classified as liability. We are evaluating the terms of our public warrants and private placement warrants to determine if they should be classified as liabilities.

Based on an analysis of Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), we could determine, if we need to re-classify, that these liabilities were immaterial to the Prior Financial Statement. Nevertheless, such reclassification and correction may cause, or could in the future cause, investors in our securities to lose confidence in our financial statements and management which could result in a decrease in our price of securities that are publicly traded and negative sentiment in the investment community.

If we are unable to consummate a business combination, our public stockholders may be forced to wait more than 24 months before receiving distributions from the trust account.

We have 24 months from the closing of our IPO in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this annual report will not be applicable and you will be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this annual report although we have no current intention to do so. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire. Regardless of whether or not we deviate from the acquisition criteria or guidelines in connection with any proposed business combination, investors will always be given the opportunity to convert their shares or sell them to us in a tender offer in connection with any proposed business combination as described in this annual report.

If the net proceeds of our IPO not being held in trust are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete a business combination.

Of the net proceeds of our IPO, only approximately $900,000 are available to us initially outside the trust account to fund our working capital requirements. We believe that such funds will be sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Accordingly, if we use all of the funds held outside of the trust account and all interest available to us, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we will need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan will be evidenced by a promissory note. The notes will either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsor has agreed (subject to certain exceptions described elsewhere in this annual report) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. As a result, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 24 months from the closing of our IPO. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

●	we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock,

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

●	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the price at which we issue the additional shares of common stock or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

Since we have not yet selected a target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to focus on an acquisition in the sports industry, we may pursue an acquisition opportunity in any business industry or sector we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations will take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they will render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors will not commit their full time to our affairs. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor has waived its right to convert its founders’ shares or any other shares purchased in our IPO or thereafter, or to receive distributions from the trust account with respect to its founders’ shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our IPO, as well as the private units and any warrants purchased by our officers or directors in the aftermarket, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Additionally, our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. For a more detailed description of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, see the sections titled “Management — Directors and Executive Officers” and “Management — Conflicts of Interest.”

EarlyBirdCapital may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged EarlyBirdCapital to assist us in connection with our initial business combination. We will pay EarlyBirdCapital a cash fee for such services in an aggregate amount equal to up to 3.5% of the total gross proceeds raised in the offering only if we consummate our initial business combination. The representative shares will also be worthless if we do not consummate an initial business combination. These financial interests may result in EarlyBirdCapital having a conflict of interest when providing the services to us in connection with an initial business combination.

We may only be able to complete one business combination with the proceeds of our IPO, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this annual report) regardless of whether such stockholder votes for or against such proposed business combination or does not vote at all. The ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

We do not have a specified maximum conversion threshold. The absence of such a conversion threshold may make it easier for us to consummate a business combination even where a substantial number of public stockholders seek to convert their shares to cash in connection with the vote on the business combination.

We have no specified percentage threshold for conversion in our amended and restated certificate of incorporation. As a result, we may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have converted their shares. However, in no event will we consummate an initial business combination unless we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of our initial business combination.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination or does not vote at all, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO are sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we will be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 22,500,000 shares of common stock as part of the units offered in our IPO and private warrants included within the private units to purchase 600,000 shares of common stock. We may also issue other units to our sponsor, initial stockholders, officers, directors or their affiliates in payment of working capital loans made to us as described in this annual report. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete an initial business combination within 24 months from the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination.

We have 24 months from the closing of our IPO to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our sponsor, initial stockholders, officers, directors or their affiliates. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely will not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If we effect a business combination with a company located in a foreign jurisdiction, we will be subject to a variety of additional risks that may negatively impact our operations.

If we consummate a business combination with a target business in a foreign country, we will be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We cannot assure you that we will be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets will be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or assets and us, such business combination might not meet the statutory requirements of a tax-deferred reorganization, or the parties might not obtain the intended tax-deferred treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

We may face risks related to businesses in the sports and media sectors.

Business combinations with companies in the sports and media sectors entail special considerations and risks, including potential limitations and restrictions on our ability to complete business combinations imposed by professional sports leagues that prospective target businesses may be associated with. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	The popularity of any sports franchises that we control or have partnerships with, and, in varying degrees, the ability of those franchises achieving competitive success, depends on the viability and the popularity of the sports leagues and sports that such franchises are associated with, which can generate or impact supporter enthusiasm, resulting in increased or decreased revenues;

●	An inability to build or maintain strong brand identity and reputation and improve customer and supporter satisfaction and loyalty,

●	A dependence in part on relationships with third parties and an inability to attract or retain sponsorships, advertisers or partners;

●	An inability to attract or retain key personnel, including players for any sports franchises we may control, and an inability of professional sports leagues to maintain labor relations or successfully negotiate new collective bargaining agreements with unionized players, referees or other employees on favorable terms;

●	An inability to negotiate and control pricing of key media contracts for any sports franchises we may control;

●	An inability of any sports franchises that we control or have partnerships with to qualify for playoffs or certain competitions;

●	Changes in pricing, including changes in the demand for tickets, media rights or consumer products associated with our target business;

●	An inability to sell, license, market, protect and enforce the intellectual property and other rights on which our target business may depend;

●	Seasonality and weather conditions that may cause our operating results to vary from quarter to quarter;

●	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	Special rules and regulations imposed by sports leagues on franchises, including rules and regulations regarding confidentiality, investments and sales of interests in sports franchises, financing transactions (including the ability to incur indebtedness, make distributions or engage in other liquidity transactions) and insolvency and bankruptcy;

●	The ability of the member teams of sports leagues to take actions contrary to the interests of sports franchises, including asserting control over certain matters such as telecast rights, licensing rights, the length and format of the playing season, the operating territories of member teams, admission of new members, franchise relocations, labor relations with players associations, collective bargaining, free agency, and luxury taxes and revenue sharing, and the imposition of sanctions or suspension on sports franchises; and

●	Business interruptions due to natural disasters, terrorist incidents, outbreak of disease (including the recent COVID-19 pandemic and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions), and other events;

Any of the foregoing risks, and others, could have an adverse impact on our operations following a business combination. Our efforts in identifying prospective target businesses will not be limited to the sports and entertainment sectors. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target businesses which we acquire, none of which can be presently ascertained.

Risks Relating to Investing in our Securities

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our IPO are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,001 and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which completely restrict the transferability of our securities, require us to complete a business combination within 24 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units were immediately tradable, we have a longer period of time to consummate an initial business combination and we are entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.00 per share.

The net proceeds of our IPO and certain proceeds from the sale of the private placement warrants, in the amount of $258,750,000, have been held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes) will be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $258,750,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation will authorize the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Immediately after our IPO and the purchase of the private units, there was 48,025,000 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares underlying the private units and public and private warrants). Although we have no commitment as of the date of this annual report, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of our existing investors;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders will not be able to exercise on a cashless basis and will only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants are exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

The private warrants may be exercised at a time when the public warrants may not be exercised.

Once the private warrants become exercisable, such warrants may immediately be exercised on a cashless basis, at the holder’s option, so long as they are held by the initial purchasers or their permitted transferees. The public warrants, however, will only be exercisable on a cashless basis at the option of the holders if we fail to register the shares issuable upon exercise of the warrants under the Securities Act within 90 days following the closing of our initial business combination. Accordingly, it is possible that the holders of the private warrants could exercise such warrants at a time when the holders of public warrants could not.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Although we expect to meet on a pro forma basis Nasdaq’s minimum initial listing standards, which generally only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. Nasdaq will also have discretionary authority to not approve our listing if Nasdaq determines that the listing of the company to be acquired is against public policy at that time.

If Nasdaq delists our securities from trading on its exchange, or we are not listed in connection with our initial business combination, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock and warrants are listed on Nasdaq, our units, common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our initial stockholders will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon consummation of our IPO, our initial stockholders owned approximately 21.6% of our issued and outstanding shares of common stock. None of our sponsor, officers, directors, advisors, initial stockholders or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, our sponsor, officers, directors, advisors, initial stockholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination. EarlyBirdCapital has also agreed to vote the representative shares in favor of such proposed business combination. As a result, we will need only 8,062,501 of the 22,500,000 public shares, or approximately 35.8%, sold in our IPO to be voted in favor of a business combination in order to have such business combination approved (assuming our initial stockholders, officers, directors and EarlyBirdCapital do not purchase shares in the aftermarket).

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding the private warrants and any warrants underlying additional units issued to our sponsor, officers or directors in payment of working capital loans made to us) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing at any time after the warrants become exercisable and ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants are redeemable by us so long as they are held by the initial purchasers or their permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this annual report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any private warrants) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of the founders’ shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of representative shares, the private units and any units and warrants our sponsor, initial stockholders, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of the representative shares, private units and any other units and warrants we issue to them (and the underlying securities) commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities will be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

The determination for the offering price of our units is more arbitrary than the pricing of securities for an operating company in a particular industry.

Prior to our IPO there was no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and EarlyBirdCapital. Factors considered in determining the prices and terms of the units, including the shares of common stock and warrants underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business at attractive values;

●	our capital structure;

●	an assessment of our management and their experience in identifying operating companies; and

●	general conditions of the securities markets at the time of the offering.

However, although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities for an operating company in a particular industry since we have no historical operations or financial results to compare them to.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

A market for our securities may not develop, which will adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Our amended and restated certificate of incorporation will provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder and may therefore bring a claim in another appropriate forum. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Risks Relating to our Sponsor and Management Team

Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors will determine whether to take legal action against our sponsor to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Additionally, each of our independent directors is a member of our sponsor. As a result, they may have a conflict of interest in determining whether to enforce our sponsor’s indemnification obligations. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

General Risk Factors

We are a newly formed company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any substantive discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 13001 W. Hwy 71, Suite 201, Austin Texas 78738. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on The Nasdaq Capital Market under the symbol “PUCK” on March 26, 2021.

Holders

As of April 12, 2021, there were 18 holders of record of our common stock. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and subject to the Delaware law. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Our initial stockholders have purchased an aggregate of 5,750,000 founders’ shares for an aggregate purchase price of $25,000. On December 16, 2020, we effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and as a result, our initial shareholders hold 6,468,750 founder shares as of the date of this prospectus. In December 2020, our sponsor transferred an aggregate of 2,354,000 founder shares to our officers, directors and advisors. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of our initial public offering. Such securities were issued to our sponsor in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In addition, our sponsor purchased 667,500 private units at $10.00 per private unit for a total purchase price of $6,675,000 pursuant to subscription agreements with us. These purchases took place on a private placement basis. The issuances were made to our sponsor pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D under the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On February 16, 2021, we consummated our initial public offering of 22,500,000 units, and on February 25, 2021, we issued 3,375,000 Units pursuant to the full exercise by the underwriters of their over-allotment option, at $10.00 per unit, generating gross proceeds of $258,750,000. EarlybirdCapital, Inc., acted as the representative of the several underwriters in the initial public offering.

Substantially concurrently with the closing of the initial public offering and over-allotment, we consummated the private placement to our sponsor generating gross proceeds of $6,675,000.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in our final prospectus related to the initial public offering. For a description of the planned use of the proceeds generated from the initial public offering and private placement, see “Item 1. Business.”

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors.”

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2021 (the “Effective Date”). On February 16, 2021, the Company consummated the IPO of 22,500,000 units (the “Units”) at a price of $10.00 per Unit, for total gross proceeds of $225,000,000. On February 24, 2021, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional 3,375,000 Units (the “Over-Allotment Units”) occurred on February 24, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of $33,750,000. Each Unit consists of one Common stock, $0.0001 par value, and one redeemable warrant entitling its holder to purchase one share of Common stock at a price of $11.50 per share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 600,000 units (the “Private Units”), at a price of $10.00 per Private Unit. On February 24, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 67,500 Private Units (the “Over-Allotment Private Units” and, together with the IPO Private Placement, the “Private Placements”), generating gross proceeds of $6,675,000.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through December 31, 2020 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, those related to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from October 26, 2020 (inception) through December 31, 2020 we had a net loss of $1,126 which consisted of formation costs.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $27,983 in cash and working capital deficit of $210,828 (excluding deferred offering costs). The Company’s liquidity needs up to December 31, 2020 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of $106,051 (see Note 5).

Subsequent to December 31, 2020, on February 16, 2021 and February 24, 2021, the Company consummated the IPO as described above. As of February 24, 2021, the Company had approximately $1.2 million in its operating bank account, and working capital of approximately $1.0 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Initial Stockholders, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we may become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. As of the date of this annual report, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Target businesses we may consider for a business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;

●	reconciliation of accounts;

●	proper recording of expenses and liabilities in the period to which they relate;

●	evidence of internal review and approval of accounting transactions;

●	documentation of processes, assumptions and conclusions underlying significant estimates; and

●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when required by Section 404. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Harvey Schiller	81	Chief Executive Officer
William T. Duffy	64	Chief Financial Officer and Chief Operating Officer
David Falk	70	Director, Senior Advisor
Donna Orender	63	Director
Kenneth L. Shropshire	65	Director

Harvey Schiller has served as our Chief Executive Officer since November 2020. General Schiller is Chairman of Charlestowne Holdings, a financial advisory firm (2018-present). He is Vice Chairman of the digital, media and sports practice of the Diversified Search Group (2015-present). He previously served as Commissioner of the Southeastern Conference (1986-1990) and America’s Cup (2015-2017), executive director of the United States Olympic Committee (1990-1995), president of Turner Sports (1995-2000), president of Atlanta Thrashers NHL hockey team (1997-1999), Chairman of the financial services firm Assante USA (2002-2004), Chairman of the security firm Global Options (2006-2013), and Chairman of YankeeNets, owners of the New York Yankees, New Jersey Devils, and New Jersey Nets (2000-2002) and developer of the YES network (2001-2002). He is lead director of Mesa Air Group (2015-present), and board member of Blinktbi (2018-present) and chair of Sportsgrid and the Collegiate Sports Management Group (2018-present). General Schiller served a distinguished career as an Air Force pilot (1962-1986) and was a Presidential appointed permanent professor (1980-1986) at the U.S. Air Force Academy and White House Commission on Presidential Scholars (2005-2009). Other appointments include NCAA executive committee (1982-1988), Olympic Games consultant (1984-2012), International Baseball President, board member of the Baseball Hall of Fame (present) and World Baseball Classic (present). General Schiller is a distinguished graduate of The Citadel and earned a PhD in Chemistry from the University of Michigan.

William T. Duffy has served as our Chief Financial Officer and Chief Operating Officer since November 2020. Mr. Duffy serves as the Vice Chairman of The Aspire Sports Marketing Group, LLC (“Aspire”), a sports consulting firm which he co-founded in 2008. From 2016 to 2019, he was the CEO of Aspire and he previously held other positions at Aspire, including two years as COO, and has served on its board of managers since 2014. Mr. Duffy’s career has focused on turnarounds of underperforming franchises with a focus on maximizing employee performance and revenue generation and reducing operating costs, while creating cultures of accountability through hands on leadership and career development of employees. His international experience at Aspire includes consulting on projects with The R & A, Leicester City FC and Tijuana Xolos (Liga MX). From 2010 to 2013, Mr. Duffy briefly left Aspire and oversaw finance and arena operations in a variety of roles at Bobcats Sports and Entertainment, including roles as EVP, CFO and CAO. He served as liaison to the City of Charlotte for the expansion NBA Franchise Charlotte Bobcats and Time Warner Cable Arena. Prior to Aspire, Mr. Duffy held the positions of CFO of the San Francisco 49ers (1996-1999), CAO of the Buffalo Bills (1999-2000), CFO of the Florida Panthers (2001-2003) and EVP, CFO of Atlanta Spirit, LLC (2004-2008), a group that bought the operating rights of the Atlanta Hawks, Atlanta Thrashers and Philips Arena in 2004 Mr. Duffy holds a Masters of Science in Accounting from New York University, and AB in Economics from Princeton University and has earned a CPA.

David B. Falk will serve as a member of our board of directors and as our Senior Advisor. Mr. Falk is the founder of Falk Associates Management Enterprises (FAME) which provides specialized and personal representation services to the company’s elite clientele of NBA superstars. Prior to founding FAME in 1992, Mr. Falk served as vice chairman of ProServ where he represented numerous professional athletes. Mr. Falk has successfully negotiated a number of large and notable NBA contracts, including Alonzo Mourning’s historical $100 million contract in 1995 and Michael Jordan’s 1996 one-year contract for $30 million. Mr. Falk was also influential in the creation of the “Air Jordan” brand and was an executive producer of the movie “Space Jam.” Mr. Falk is an investor in Consumable, a digital advertising company, Hyperwave, a cooking technology company, Ostendo, a quantum photonics technology company, Wheels Up, an aviation company, and Block Six Analytics. Mr. Falk first attended and is now a member of the Board of Trustees for Syracuse University. Mr Falk endowed and founded the David B. Falk College of Sports and Human Dynamics at Syracuse University, a leading sports program in the U.S. Mr. Falk was selected to serve on the board of directors due to his significant and world-renowned experience in the sports industry.

Donna Orender serves as a member of our board of directors. Ms. Orender spent 17 years at the PGA TOUR where she served as one of three senior executives in the Office of the Commissioner. During her time there, she exponentially grew the TOUR’s television rights and led a major expansion of global production, programming distribution and digital business while also founding PGA TOUR Radio with partner Sirius XM. From 2005 to 2010, Ms. Orender served as the President of the WNBA. During her term business metrics that saw growth included sponsorship, television ratings, profitability and attendance growth (following an eight year decline). Ms. Orender began her current role as Chief Executive Officer of Orender Unlimited, a consulting and advisory firm, in 2011. Ms. Orender serves on the nominating and compensation committees for the V Foundation for Cancer Research board, the board of the World Surf League, and is the founder of Generation W, an organization that focuses on educating, inspiring and connecting women and girls in the service of building better communities. Ms. Orender received a B.A. from Queens College and is a multiple hall of fame athlete. Ms. Orender received a B.A. from Queens College. Ms. Orender was selected to serve on the board of directors due to her significant and trailblazing experience in the sports industry.

Kenneth L. Shropshire will serve as a member of our board of directors. Mr. Shropshire has been a faculty member of the Wharton School at the University of Pennsylvania (“Wharton”) since 1986, where he is now an emeritus professor, with an expertise in sports business and law. During his tenure at Wharton, Mr. Shropshire founded the Wharton Sports Business Initiative in 2004, a sports business research center and served as a director until 2017. One such example of the innovative programming Mr. Shropshire developed at Wharton includes the NFL/NFLPA Player Business Education Transition Program. Currently, in addition to being a professor emeritus at Wharton, Mr. Shropshire is the Chief Executive Officer of the Global Sport Institute, and serves as the Adidas Distinguished Professor of Global Sport at Arizona State University since joining in 2017. Mr. Shropshire has served as a director of Moelis & Company since 2014. In addition, Mr. Shropshire acts as an advisor to multiple organizations in the sports industry, including Altius Sports Partners, Arctos Sports Partners, Overtime Elite, and Pro Sports Assembly. Mr. Shropshire earned an undergraduate degree in economics from Stanford University and a law degree from Columbia University, and is a member of the California bar. He joined the law firm of Manatt, Phelps, Rothenberg and Tunney in Los Angeles prior to working with the 1984 Olympic Games and beginning his lengthy career at Wharton. Mr. Shropshire was also the former President of the Sports Lawyers Association, the largest organization of sports lawyers in the world. Mr. Shropshire was selected to serve on the board of directors due to his significant and world-renowned experience in the sports industry as well as his experience serving on boards of directors.

Past performance of our Team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical performance record of our Team as indicative of our future performance. Additionally, in the course of their respective careers, members of our Team have been involved in businesses and deals that were unsuccessful. Our officers and directors have no experience with special purpose acquisition companies. In addition, our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. For a list of our officers and directors and entities for which a conflict of interest may or does exist between such persons and the company, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under “Management — Conflicts of Interest”.

Advisors

Jon Miller will serve as Chairman of our advisory board as well as a board observer. Mr. Miller currently serves as a director of Akamai Technologies, Inc., Nielsen Holdings plc., AMC Networks Inc., Interpublic Group of Companies, Inc. and J2 Global, Inc. From 2013 until January 2018, Mr. Miller was a partner at Advancit Capital, where he continues to serve as an advisor and member of the Investment Committee. He previously has served as Chairman and Chief Executive Officer of the Digital Media Group at News Corp., and was its Chief Digital Officer from April 2009 to September 2012. Mr. Miller was a founding partner of Velocity Interactive Group, an investment firm focusing on internet and digital media, from its inception in 2007 to 2009. Prior to founding Velocity, Mr. Miller served as the Chairman and Chief Executive Officer of America Online, Inc. (“AOL”) from 2002 to 2006. Prior to joining AOL, Mr. Miller served as Chief Executive Officer and President of USA Information and Services. Mr. Miller previously served as a director of, among others, Houghton Mifflin Harcourt Co., Ticketmaster, LiveNation Entertainment, Inc., RTL Group SA, Shutterstock, Inc. and TripAdvisor, Inc.. Mr. Miller is a trustee of the American Film Institute and The Paley Center for Media. Mr. Miller holds a B.A. from Harvard College.

Alex Greystoke will serve as a member of our advisory board and is one of our founders. Mr. Greystoke is a successful serial entrepreneur with a breadth of skills in a diverse range of industries. Mr. Greystoke is the founder of multiple AI technology companies including TripChamp, VacationChamp and TravelChamp. He is the inventor of three granted artificial intelligence patents, with eight pending patent applications. Mr. Greystoke is also an investor with investments in real estate, food and beverage, technology and other sectors. Mr. Greystoke founded HSC, a boutique corporate finance business raising money for and helping emerging companies commercialize in a range of sectors including technology, energy, healthcare and consumer products utilizing his wide network of partners throughout Asia, Europe, the Middle East and the U.S. Mr. Greystoke has served as director to numerous companies in the education, technology, AI and renewable energy spaces, and has served as a Chairman to a U.K. listed Chinese manufacturing company.

Raghu Kilambi will serve as a member of our advisory board and is one of our founders. Mr. Kilambi has been CEO of PowerTap Hydrogen Fueling Corp. since May 2020. Mr. Kilambi previously served as Vice Chairman and Chief Financial Officer of ConversionPoint Technologies from December 2017 to January 2020. ConversionPoint was sold in two transactions to a private equity-backed group and a strategic buyer. Mr. Kilambi has also been the principal of Kirarv Capital, a technology investment firm, since June 2009. Mr. Kilambi has raised over $1 billion of equity and debt capital for growth private and public companies in his career and has also been a senior officer and director of companies that were awarded Barron’s ASAP Magazine Top Ramp Champ awards and Profit Magazine’s Top 3 Growth Company awards. Previously, from 1998 to 2001, Mr. Kilambi was the Co-Founder, CFO and Chief Strategy Officer of FutureLink Corp., a leading first-generation VC-backed cloud computing technology company that grew from startup to over $100 million in annualized revenues. Mr. Kilambi graduated with Great Distinction with a Bachelor of Commerce (University Scholar), received a Graduate Diploma in Public Accounting from McGill University (Top 10 List), and qualified as a Canadian Chartered Accountant in 1989 (inactive).

Amber Allen will serve as a member of our advisory board. Ms. Allen’s experience has been focused in the technology, entertainment and gaming industries, having spent her career at major companies including Reebok, Disney, Warner Bros., and Riot Games. Currently, Ms. Allen serves as the founder of Double A Labs, a leader in developing transformative technologies and experiences for brand engagement. Ms. Allen serves on the Advisory Board of University of Texas Game and Development Design and is a member of the Fashion Institute of Technology. Ms. Allen also volunteers with Women Who Code and is an advisor to both Dell Women’s Entrepreneurship Network and Dell Project Innovate.

Bart Oates will serve as a member of our advisory board. Mr. Oates was a starting center for the USFL Philadelphia Stars, New York Giants and San Francisco 49ers, for a total 14 seasons of professional football. In the offseasons, Mr. Oates attended Seton Hall Law School where he graduated with honors and joined the law firm of Ribis, Graham & Curtin in Morristown N.J., where he focused on litigation and real estate tax appeal work. Currently, Mr. Oates serves as President of the NFL Alumni Association, a position that allows him to advocate on behalf of former players to establish benefits and opportunities.

Martin Gruschka will serve as a member of our advisory board. Mr. Gruschka began his career in 1990 as a management consultant for a Deutsche Bank Group subsidiary, with a focus on East German Privatization projects. Thereafter, he led the European media practice of Arthur D. Little, a global management consulting group, from 1996 to 1999. Having spent time as an associate director at Deutsche Morgan Grenfell’s media investment banking division, he co-founded Springwater Capital LLC in 2002 where he currently acts as Managing Partner. Mr. Gruschka has served as Chairman, President, Board Member and CEO of more than forty companies throughout Europe and the U.S. in a diverse range of sectors, including media & communications, aerospace, engineering, logistics, recycling, technology, tourism and business process outsourcing.

Danielle Cantor Jeweler will serve as a member of our advisory board. Ms. Jeweler is the Executive Vice President and Partner at FAME, and is an NBPA Certified Agent, representing current and retired NBA talent. Together with partner David Falk, Danielle negotiates contracts for a number of NBA players. Ms. Jeweler has also negotiated a myriad of national and international endorsement deals for her basketball clients. In September 2017, Danielle was honored by the Sports Business Journal as a Gamechanger in the sports industry, as the only female registered agent with active NBA clients. In July 2019, she negotiated the largest guaranteed sports contract by a female agent (Malcolm Brogdon, with the Indiana Pacers, for 4 years and $85 million). Ms. Jeweler is a member of the Leadership Council for PeacePlayers, International, and she serves on the Board of Advisors for Most Valuable Kids, the Roy Hibbert Foundation, and Little Smiles. A native Washingtonian, Ms. Jeweler graduated from the University of Pennsylvania (“UPenn”) in the Annenberg School for Communications and from The Wharton School for Business. Ms. Jeweler is a competitive youth girls soccer coach and played Division 1 soccer at UPenn.

Marc Wade will serve as a member of our advisory board. Mr. Wade is a financier, philanthropist and founder of Wade & Company, a family office. Mr. Wade has historically invested in a diversified portfolio of businesses with a primary focus on asset backed lending. His portfolio has included commercial real estate, banking, energy, sports and entertainment, technology and securities lending. Mr. Wade was a minority investor in the NHL franchise New Jersey Devils and Devils Entertainment. Mr. Wade is also Co-Founder of BTI, one of South America’s largest aggregators of cell phone towers.

Garret Klugh will serve as a member of our advisory board. Mr. Klugh is the COO of Falk Ventures. He is an internationally recognized Olympian and frequent guest speaker, lecturer and panelist in the sports-tech industry. Mr. Klugh earned his undergraduate degree at San Diego State University and his MBA from George Washington University. At SDSU, Mr. Klugh served as the President of the men’s rowing team. He went on to represent the U.S. on six National Teams and one Olympic Team (Athens 2004). Mr. Klugh won the World Rowing Championship in 1999 and was honored to be selected by his peers as the Athlete Representative on the Board of Directors for USRowing.

Doug Perlman will serve as a member of our advisory board. Mr. Perlman is the founder and CEO of Sports Media Advisors (“SMA”), a boutique advisory firm which focuses on the intersection of sports, television and digital media. Mr. Perlman has worked on all of SMA’s client engagements including those with the NFL, NASCAR, USTA, UFC, Hockey Canada, Little League, NextVR and several leading private equity firms. Prior to SMA, he established himself throughout the sports industry in senior executive roles at the NHL and IMG. Among other accolades, Mr. Perlman has been named to the prestigious Sports Business Journal Forty Under 40 three times, earning a spot in their “Hall of Fame.” Mr. Perlman has been recognized by multiple industry publications and organizations as a leader in the sports, media, and technology industries, including being named one of the 100 Most Powerful People in Sports by the Sporting News while at the NHL. Mr. Perlman regularly appears on television and is often a featured speaker at industry and other events.

We currently expect our advisors to (i) assist us in sourcing, negotiating and consummating a potential business combination, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. However, they have no written advisory agreement with us. Additionally, these individuals have no other employment or compensation arrangements with us. They will not serve on the board or any committee thereof, nor will they have any voting or decision making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of them become aware of a business combination opportunity which is suitable for us, they are under no obligation to introduce it to us before any other prospective acquiror.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Certain Corporate Governance Matters

Code of Ethics

We adopted a code of ethics that applies to all of our officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K and will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Identification of Audit Committee and Financial Expert

Our board of directors has a standing audit committee that operates under a written charter approved by our board of directors, which charter reflects the applicable standards and requirements adopted by the SEC and The Nasdaq Stock Market LLC, or Nasdaq.

The audit committee is chaired by Ms. Orender and consists of Ms. Orender, Mssrs. Falk and Shropshire, each of whom is an independent director. Our board of directors has determined that Ms. Orender qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides that:

●	except as may be prescribed by any written agreement with us, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and

●	our officers and directors will not be liable to our company or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any of our sponsor or its affiliates to the fullest extent permitted by Delaware law.

Our officers and directors are, and may in the future become, affiliated with other companies. In order to minimize potential conflicts of interest which may arise from such other corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have. The foregoing agreement does not restrict our officers and directors from becoming affiliated with other companies in the future which could take priority over our company. However, we believe that such agreement still benefits us because our officers and directors are obligated to present suitable business opportunities to us to the extent that none of their other fiduciary or contractual obligations require them to present it to another entity.

The following table summarizes the pre-existing fiduciary or contractual obligations of our officers and directors besides our sponsor:

Name of Individual	Name of Affiliated Entity
Harvey Schiller	Diversified Search, Sportsgrid, Charlestowne Holdings, Schiller Management Group, Mesa Airlines, Blinktbi
William T. Duffy	The Aspire Sports Marketing Group, LLC
David Falk	Falk Associates Management Enterprises
Donna Orender	Orender Unlimited
Kenneth L. Shropshire	Moelis & Company, Global Sport Institute at Arizona State University, Wharton School, University of Pennsylvania

While the foregoing may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

Investors should also be aware of the following additional potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	Unless we consummate our initial business combination, our officers, directors and sponsor will not receive reimbursement or repayment for any out-of-pocket expenses incurred by them, or loans made to us, to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The founders’ shares beneficially owned by our initial stockholders and the private units purchased by our sponsor, and any warrants which our officers or directors may purchase in the aftermarket will expire worthless if a business combination is not consummated. Additionally, our officers and directors and affiliates will not receive liquidation distributions from the trust account with respect to any of the founders’ shares or private shares.

For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our officers, directors, sponsor or initial stockholders unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain the approval of a majority of our disinterested independent directors. Furthermore, in no event will any of our sponsor, members of our management team or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the payment of consulting, success or finder fees to our sponsor, officers, directors, advisors, initial stockholders or their affiliates in connection with the consummation of our initial business combination, repayment of the $200,000 loan and reimbursement of any out-of-pocket expenses.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us.

Other than the payment of consulting, success or finder fees to our sponsor, officers, directors, advisors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the $200,000 loan made by our sponsor to us, no compensation or fees of any kind will be paid to our sponsor, initial stockholders, members of our Team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses will not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this annual report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Our sponsor purchased an aggregate of 5,750,000 founders’ shares for an aggregate purchase price of $25,000. On December 16, 2020, we effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and as a result, our initial shareholders hold 6,468,750 founder shares as of the date of this annual report. In December 2020, our sponsor transferred an aggregate of 2,354,000 founder shares to our officers, directors and advisors. In January 2021, we issued to EarlyBirdCapital and its designees the 150,000 representative shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units or the private warrants as these warrants are not exercisable within 60 days of April 15, 2021.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares of Common Stock
Goal Acquisitions Sponsor, LLC	4,114,750	(2)	12.4%
Harvey Schiller (Chief Executive Officer)	560,000	(3)	1.7%
William T. Duffy (Chief Financial Officer and Chief Operating Officer)	250,000	(3)	*
David Falk (Director, Senior Advisor)	150,000	(3)	*
Donna Orender (Director)	50,000	(3)	*
Kenneth L. Shropshire (Director)	75,0000	(3)	*
All directors and executive officers as a group (5 individuals)	5,874,750		17.7%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Goal Acquisitions Corp., 13001 W. Hwy 71, Suite 201, Austin Texas 78738
(2)	Represents securities held by Goal Acquisitions Sponsor, LLC, our sponsor. Alex Greystoke, Raghu Kilambi and William T. Duffy comprise the Board of Managers of our sponsor. Any action by our sponsor with respect to our company or the founder shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of our sponsor’s managers, none of the managers of our sponsor is deemed to be a beneficial owner of our sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of our directors or officers is deemed to have or share beneficial ownership of the founder shares held by our sponsor.
(3)	Does not include any securities held by Goal Acquisitions Sponsor, LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In November 2020, we issued 5,750,000 shares of common stock to our initial stockholders for $25,000 in cash, at a purchase price of approximately $0.004 per share, in connection with our organization. On December 16, 2020, we effected a stock dividend of ..125 of a share of common stock for each outstanding share of common stock, resulting in our initial stockholders holding an aggregate of 6,468,750 founder shares as of the date of this annual report. In December 2020, our sponsor transferred an aggregate of 2,354,000 founder shares to our officers, directors and advisors. If the underwriters do not exercise all or a portion of their over-allotment option, our initial stockholders will forfeit up to an aggregate of 843,750 shares of common stock in proportion to the portion of the over-allotment option that was not exercised.

Our sponsor purchased, pursuant to written subscription agreements with us, the 667,500 private units (for a total purchase price of $6,667,500) from us. The private units are identical to the units sold in our IPO except that the private warrants: (i) are not redeemable by us and (ii) may be exercised for cash or on a cashless basis, as described in this annual report, so long as they are held by the initial purchaser or any of their permitted transferees. Once the private warrants are transferred to anyone other than a permitted transferee, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our IPO. Our purchasers have agreed not to transfer, assign or sell any of the private units and underlying securities (except to certain permitted transferees) until after the completion of our initial business combination. Furthermore, they have agreed (A) to vote the private shares in favor of any proposed business combination, (B) not to convert any private shares in connection with a stockholder vote to approve a proposed initial business combination or sell any private shares to us in a tender offer in connection with a proposed initial business combination and (C) that the private shares shall not participate in any liquidating distribution from our trust account upon winding up if a business combination is not consummated. In the event of a liquidation prior to our initial business combination, the private units will likely be worthless.

In order to meet our working capital needs following the consummation of our IPO, our sponsor, initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would be identical to the private units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

The holders of our founders’ shares issued and outstanding on the date of this annual report, as well as the holders of the representative shares, private units and any units our sponsor, initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to an agreement signed in connection with our IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units and units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. Notwithstanding anything to the contrary, EarlyBirdCapital and the other holders of the representative shares may only make a demand on one occasion and only during the five-year period beginning on February 10, 2021. In addition, EarlyBirdCapital and the other holders of the representative shares may participate in a “piggy-back” registration only during the seven-year period beginning on February 10, 2021. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

Other than the payment of consulting, success or finder fees to our sponsor, officers, directors, advisors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and repayment of the $200,000 loan, no compensation or fees of any kind will be paid to our sponsor, initial stockholders, members of our Team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses will not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors.

Director Independence

Currently David Falk, Donna Orender and Kenneth L. Shropshire are each considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors will interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for Marcum LLP for audit fees, inclusive of required filings with the SEC for the period from October 26, 2020 (inception) through December 31, 2020, and of services rendered in connection with our IPO, totaled $56,650.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the period from October 26, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the period from October 26, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the period from October 26, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements — See Index to Consolidated Financial Statements in Item 8.

2. Financial Statement Schedules — Not Applicable.

3. Exhibits

GOAL ACQUISITIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of

Goal Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Goal Acquisitions Corp. (the “Company”) as of December 31, 2020, and the related statements of operations, changes in stockholder's equity and cash flows for the period from October 26, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from October 26, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Melville, NY

April 15, 2021

GOAL ACQUISITIONS CORP.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current asset - cash	$27,983
Deferred offering costs	234,702
TOTAL ASSETS	$262,685

LIABILITIES AND STOCKHOLDER’S EQUITY
Accrued expenses	$132,760
Promissory note – related party	106,051
Total Liabilities	238,811

Commitments

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,468,750 shares issued and outstanding (1)	647
Additional paid-in capital	24,353
Accumulated deficit	(1,126)
Total Stockholder’s Equity	23,874
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$262,685

(1)	Includes 843,750 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On February 24, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

GOAL ACQUISITIONS CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM october 26, 2020 (INCEPTION) TO DECEMBER 31, 2020

Formation costs	$1,126
Net Loss	$(1,126)

Weighted average shares outstanding, basic and diluted (1)	5,625,000

Basic and diluted net loss per common share	$(0.00)

(1)	Excludes 843,750 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On February 24, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

GOAL ACQUISITIONS CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM october 26, 2020 (INCEPTION) TO DECEMBER 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares (1)	Amount	Capital	Deficit	Equity

Balance – October 26, 2020 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	5,750,000	575	24,425	—	25,000
Stock Split effect in the form of a stock dividend	718,750	72	(72)	—	—
Net loss	—	—	—	(1,051)	(1,051)
Balance – December 31, 2020	6,498,750	$647	$24,353	$(1,051)	$23,949

(1)	Includes 843,750 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On February 24, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

GOAL ACQUISITIONS CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM october 26, 2020 (INCEPTION) TO DECEMBER 31, 2020

Cash flows from operating activities:
Net loss	$(1,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor	1,051
Net cash used in operating activities	(75)

Cash flows from financing activities:
Proceeds from initial stockholder	25,000
Proceeds from promissory note to related party	100,000
Payment of deferred offering costs	(96,942)
Net cash provided by financing activities	28,058

Net change in cash	27,983
Cash, beginning of the period	—
Cash, end of the period	27,983

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$132,760
Deferred offering costs paid by Sponsor	$5,000

GOAL ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEENTS
DECEMBER 31, 2020

Note 1 — Organization and Business Operations

Organization and General

Goal Acquisitions Corp. (the “Company”) was incorporated in Delaware on October 26, 2020. The Company is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that service the sports industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from October 26, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the IPO (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Goal Acquisitions Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on February 10, 2021 (the “Effective Date”). On February 16, 2021, the Company consummated the IPO of 22,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $225,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 600,000 units (the “Private Units”) at a price of $10.00 per Private Unit to the Sponsor, generating total gross proceeds of $6,000,000.

The Company granted the underwriters in the IPO a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments, if any. On February 24, 2021, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional 3,375,000 Units (the “Over-Allotment Units. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of $33,750,000. On February 24, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 67,500 Private Units (the “Over-Allotment Private Units” and, together with the IPO Private Placement, the “Private Placements”), generating gross proceeds of $675,000.

Transaction costs amounted to $5,695,721 consisting of $5,175,000 of underwriting discount, and $520,721 of other offering costs.

Trust Account

Following the closing of the IPO on February 16, 2021 and the underwriters’ full exercise of over-allotment option on February 24, 2021, $258,750,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of Over-allotment Units, and the sale of the Private Units was placed in a Trust Account, which will be held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account.

Initial Business Combination

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the Business Combination are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors will agree (a) to waive redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Amended and Restated Certificate of Incorporation or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 24 months from the closing of the IPO to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve an amendment to the Amended and Restated Certificate of Incorporation to extend this date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founder Shares will agree to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor will agree to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $100,000 for liquidation excepts, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Management’s Plan

Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through April 16, 2022 and therefore substantial doubt has been alleviated.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the IPO and that were charged to stockholder’s equity upon the completion of the IPO on February 24, 2021. Offering costs in the aggregate of $5,695,721 have been charged to stockholders’ equity (consisting of $5,175,000 of underwriting discount, and $520,721 of other offering costs).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from October 26, 2020 (inception) to December 31, 2020.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 843,750 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering (“IPO”) on February 16, 2021, the Company sold 22,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

On February 16, 2021, an aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and will be held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

On February 24, 2021, the Underwriters exercised the over-allotment option in full to purchase 3,375,000 Units.

Following the closing of the IPO on February 16, 2021 and the underwriters’ full exercise of over-allotment option on February 24, 2021, $258,750,000 was placed in the Trust Account.

Note 4 — Private Units

Simultaneously with the closing of the IPO on February 16, 2021, the Sponsor purchased an aggregate of 600,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $6,000,000.

On February 24, 2021, the Underwriters exercised the over-allotment option in full to purchase 67,500 Units at a purchase price of $10.00 per Private Unit, generating gross proceeds of $675,000.

Note 5 — Related Party Transactions

Founder Shares

On November 24, 2020, the Sponsor purchased an aggregate of 5,750,000 shares of the Company’s common stock for an aggregate price of $25,000 (the “Founder Shares”). The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the Private Shares). On December 16, 2020, the Company effected a effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares are subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until after the completion of a Business Combination.

Promissory Note — Related Party

On November 24, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) April 30, 2021, (ii) the consummation of the IPO or (ii) the date on which the Company determines not to proceed with the IPO. As of December 31, 2020, the Company had borrowed $106,051 under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At December 31, 2020, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and Representative Shares, as well as the holders of the Private Units and any units that may be issued in payment of Working Capital Loans made to Company, are entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters have a 45-day option beginning February 16, 2021 to purchase up to an additional 3,375,000 units to cover over-allotments, if any, at the IPO price less the underwriting discounts. On February 24, 2021, the underwriters purchased an additional 3,375,000 units to exercise its over-allotment option in full. The proceeds of $33,750,000 from the over-allotment was deposited in the Trust Account after deducting the underwriting discounts.

The underwriters are entitled to a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $4,500,000 (or up to $5,175,000 if the underwriters’ over-allotment is exercised in full).

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of IPO (exclusive of any applicable finders’ fees which might become payable).

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At November 24, 2020, there were 5,750,000 shares of common stock issued and outstanding, of which an aggregate of up to 750,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the Private Shares). On December 16, 2020, the Company effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares are subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. The effect was reflected retroactively to the earliest period presented in the accompanying financial statements. At December 31, 2020, there were 6,468,750 shares of common stock issued and outstanding,

Warrants — The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for any 20 trading days within a 30 trading day period commencing once the warrants become exercisable and ending commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which we issue the additional shares of common stock or equity-linked securities.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Representative Shares — The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the IPO pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners.

The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through April 15, 2021, the date that the financial statements were issued.

On April 12, 2021, John Coates, Acting Director, Division of Corporation Finance, and Paul Munter, Acting Chief Accountant, issued guidance on the accounting of warrants issued by special purchase acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)”. In light of the guidance, the Company is currently revaluating the classification of the warrants issued by the Company upon the closing of the IPO on February 16, 2021.

Other than as described above and in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit Number	Description
3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
3.2	Form of Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
3.3	Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.1	Specimen Unit Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.2	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.3	Specimen Warrant Certificate. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.1	Form of Letter Agreement from each of the Registrant’s officers, directors, advisors and sponsor. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.3	Promissory Note. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.4	Form of Registration Rights Agreement. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.5	Form of Subscription agreement for private units and private warrants by Goal Acquisitions Sponsor, LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.6	Form of Stock Escrow Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).

10.7	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit committee charter. (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
99.2	Compensation committee charter. (Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
99.3	Nominating committee charter. (Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 15, 2021	GOAL ACQUISITIONS CORP.

		By:	/s/ William T. Duffy
		Name:	William T. Duffy
		Title:	Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Harvey Schiller	Chief Executive Officer	April 15, 2021
Harvey Schiller	(Principal Executive Officer)

/s/ William T. Duffy	Chief Financial Officer and Chief Operating Officer	April 15, 2021
William T. Duffy	(Principal Financial and Accounting Officer)

/s/ Donna Orender	Director	April 15, 2021
Donna Orender

/s/ David Falk	Director	April 15, 2021
David Falk

/s/ Kenneth Shropshire	Director	April 15, 2021
Kenneth Shropshire

-57-