Form 10-Q
period 2021-03-31
Goal Acquisitions Corp.
filed 2021-05-28
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number: 001-40026

GOAL ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3660880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13001 W. Hwy 71, Suite 201 Austin, Texas	78738
(Address of principal executive offices)	(Zip Code)

(888) 717-7678
(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of common stock and one redeemable warrant	PUCKU	The NASDAQ Stock Market, LLC

Common stock, par value $0.0001 per share	PUCK	The Nasdaq Stock Market LLC

Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	PUCKW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of May 14, 2021, a total of 33,161,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Goal Acquisitions Corp.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$235,783	$27,983
Prepaid expenses	882,865	—
Deferred offering costs	—	234,702
Total current assets	1,118,648	262,685
Cash Held in Trust account	258,757,532	—
Total assets	$259,876,180	$262,685

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$132,760
Sponsor loans	175,551	106,051
Total current liabilities	175,551	238,811
Warrant Liabilities	311,776	—
Total liabilities	487,327	238,811

Commitments and contingencies
Common stock subject to possible redemption, 25,438,884 shares at redemption value	254,388,844	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,722,366 shares and 6,468,750 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	773	647
Additional paid-in capital	4,698,019	24,353
Retained earnings/(Accumulated deficit)	301,217	(1,126)
Total stockholders’ equity	5,000,009	23,874
Total liabilities and stockholders’ equity	$259,876,180	$262,685

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Operating costs	$60,060
Loss from operations	(60,060)

Other Income
Interest income	7,536
Change in fair value of warrant liabilities	354,867
Total other income	362,403

Net income	$302,343

Weighted average shares outstanding, Common stock subject to possible redemption	12,421,714
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00
Weighted average shares outstanding, Non-redeemable common stock	7,096,703
Basic and diluted net income per share, Non-redeemable common stock	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Common Stock		Paid-In	(Accumulated Deficit)/	Stockholders’
	Shares	Amount	Capital	Retained Earnings	Equity
Balance as of December 31, 2020	6,468,750	$647	$24,353	$(1,126)	$23,874
Sale of Units in Initial Public Offering	25,875,000	2,588	258,747,412	—	258,750,000
Sale of private units, net of initial fair value of private warrants	667,500	67	6,008,290	—	6,008,357
Underwriters’ discount	—	—	(5,175,000)	—	(5,175,000)
Issuance of representative shares	150,000	15	(15)	—	—
Other offering cost	—	—	(520,720)	—	(520,720)
Common stock subject to possible redemption	(25,438,884)	(2,544)	(254,386,300)	—	(254,388,845)
Net income	—	—	—	302,343	302,343
Balance as of March 31, 2021	7,722,366	$773	$4,698,020	$301,217	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$302,343
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(7,532)
Change in fair value of warrant liabilities	(354,867)
Changes in current assets and current liabilities:
Prepaid assets	(882,865)
Net cash used in operating activities	(942,921)

Cash Flows from Investing Activities:
Investment of cash into trust account	(258,750,000)
Net cash used in investing activities	(258,750,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	253,575,000
Proceeds from issuance of Private Placement Warrants	6,675,000
Proceeds from promissory note to related party	69,500
Payments of offering costs	(418,779)
Net cash provided by financing activities	259,900,721

Net Change in Cash	207,800
Cash - Beginning	27,983
Cash - Ending	$235,783

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of common stock subject to possible redemption	$254,080,510
Initial value of warrant liabilities	$666,643
Change in value of common stock subject to possible redemption	$308,334

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Goal Acquisitions Corp. (the “Company”) was incorporated in Delaware on October 26, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company intends to focus on businesses that service the sports industry. The Company is in an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through March 31, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s IPO was declared effective on February 10, 2021 (the “Effective Date”). On February 16, 2021, the Company consummated the IPO of 22,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $225,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 600,000 units (the “Private Units”), at a price of $10.00 per Private Unit to the Sponsor, generating total gross proceeds of $6,000,000.

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

Transaction costs amounted to $5,695,721 consisting of $5,175,000 of underwriting discount, and $520,720 of other offering costs.

Trust Account

Following the closing of the IPO on February 16, 2021 and the underwriters’ full exercise of the over-allotment option on February 24, 2021, $258,750,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of Over-allotment Units, and the sale of the Private Units was placed in a Trust Account, which will be held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account.

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

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

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

The holders of the Founder Shares will agree to waive liquidation distributions with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 2 – Correction of An Error In Previously Furnished Financial Statement

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”).” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for the Private Placement Warrants, collectively (“Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has revised the financial statement to classify the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

The following summarizes the effect of the revision on each financial statement line item as of February 16, 2021:

As of February 16, 2021	As Reported	Adjustment	As Adjusted
Balance Sheet
Warrant Liabilities	$-	$599,230	$599,230
Total liabilities	$1,741,541	$599,230	$2,340,771
Common stock subject to possible redemption	$220,997,150	$(599,230)	$220,397,920
Common Stock	$762	$6	$768
Additional Paid in Capital	$5,006,367	$(6)	$5,006,361
Accumulated Deficit	$(7,123)	$-	$(7,123)
Total Stockholders’ Equity	$5,000,006	$-	$5,000,006
Number of shares subject to possible redemption	22,099,715	(59,923)	22,039,792

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3— Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 5, 2021, as well as the Company’s Current Reports on Form 8-K and other filings with the SEC. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Marketable Securities Held in Trust Account

At March 31, 2021, the Trust Account had $258,757,532 held in marketable securities. During the three month period ended March 31, 2021, the company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company had not experienced losses on this account.

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 25,438,884 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for Common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common stock, basic and diluted for Common stock subject to redemption is calculated by dividing the interest income earned on the Trust Account totaling $7,532 for the three months ended March 31, 2021 by the weighted average number of Common stock subject to possible redemption outstanding since original issuance. Net loss per common stock, basic and diluted for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Common stock subject to redemption, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

For the three months ended
March 31, 2021
Redeemable Common stock
Numerator: Earnings allocable to Redeemable Common stock
Interest income on amounts held in Trust	$7,532
Net earnings	$7,532
Denominator: Weighted average redeemable Common stock
Redeemable Commons stock, basic and diluted	12,421,714
Earnings/basic and diluted redeemable Common stock	$0.00

Non-redeemable Common stock
Numerator: Net income minus redeemable net earnings
Net income	$302,343
Redeemable net earnings	7,532
Non-redeemable net income	$294,811
Denominator: weighted average non-redeemable Common stock
Non-redeemable Common stock, basic and diluted	7,096,703
Loss/ Basic and diluted non-redeemable common stock	$0.04

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, other than discussed in Note 9.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its private placement 667,500 private warrants included as part of the private units as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Private Units have been estimated using Monte-Carlo simulations at each measurement date (see Note 10).

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2021.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

The Company sold 22,500,000 Units, at a purchase price of $10.00 per Unit in its Initial Public Offering (“IPO”) on February 16, 2021. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

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

On February 24, 2021, the underwriters of the IPO exercised the over-allotment option in full to purchase 3,375,000 Units.

Following the closing of the IPO on February 16, 2021 and the underwriters’ full exercise of over-allotment option on February 24, 2021, $258,750,000 was placed in the Trust Account.

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Private Units

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

Note 6 — Related Party Transactions

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

Promissory Note — Related Party

On November 24, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. On January 20, 2021, the Sponsors agreed to increase the capacity (aggregate principal) on the Promissory Note to $200,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) April 30, 2021, (ii) the consummation of the IPO or (ii) the date on which the Company determines not to proceed with the IPO. As of March 31, 2021, the Company had borrowed $175,551 under the Promissory Note.

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At March 31, 2021, no such Working Capital Loans were outstanding.

Note 7 — Commitments & Contingencies

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

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

Underwriters Agreement

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

The underwriters received a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $5,175,000, because the underwriters’ over-allotment option was exercised in full).

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of IPO (exclusive of any applicable finders’ fees which might become payable).

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares are subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. The effect was reflected retroactively to the earliest period presented in the accompanying financial statements. At March 31, 2021, there were 7,722,366 shares of common stock issued and outstanding, excluding 25,438,884 shares of common stock subject to possible redemption.

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”);

●

if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends to the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the share of common stock underlying such warrants.

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

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

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

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Mutual Funds held in Trust Account	$258,757,532	$258,757,532	$-	$-
Liabilities:
Warrant liabilities	(311,776)	-	-	(311,776)
	$258,445,756	$258,757,532	$-	$(311,776)

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of comparable companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2021.

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 31, 2021	At February 16, 2021
Stock price	$9.64	$9.01
Strike price	$11.50	$11.50
Term (in years)	6.17	6.27
Volatility	12.9%	24.1%
Risk-free rate	1.20%	0.86%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$—
Initial measurement on February 16, 2021	666,643
Change in valuation inputs or other assumptions	(354,867)
Fair value as of March 31, 2021	$311,776

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s final prospectus for the Company’s initial public offering filed with the SEC on February 11, 2021 and the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated on October 26, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2021 (the “Effective Date”). On February 16, 2021, the Company consummated the IPO of 22,500,000 units (the “Units”) at a price of $10.00 per Unit, for total gross proceeds of $225,000,000. On February 24, 2021, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional 3,375,000 Units (the “Over-Allotment Units”) occurred on February 24, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of $33,750,000. Each Unit consists of one shares of common stock, $0.0001 par value, and one redeemable warrant entitling its holder to purchase one share of common stock at a price of $11.50 per share.

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

Results of Operations

For the three months ended March 31, 2021, we had net income of $302,343. We incurred $60,060 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $7,532 on our amounts held in Trust and $4 of interest on operating bank account.

As a result of the restatement described in Note 2 “Correction of An Error In Previously Furnished Financial Statements” to the financial statements included herein, we classify the private warrants issued in connection with our private placement offering as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the three months ended March 31, 2021, the change in fair value of private warrants was an decrease in the liability of approximately $354,867.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $235,783 of cash and cash equivalents and a working capital of approximately $943,097. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (see Note 6). There are currently no amounts outstanding under any working capital loans.

In addition, in May 2021, the Company received a Commitment Letter from the Sponsor whereby the Sponsor commits to funding any working capital shortfalls through the earlier of an initial Business Combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $300,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial Business Combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.50 per warrant. If the Company does not complete a Business Combination, any such loans will be forgiven (see Notes 6 and 10).

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the working capital loans.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of March 31, 2021 and December 31, 2020, 25,438,884 and no shares of Common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

Net Income Per Common Share

Net income per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Units to purchase an aggregate of 26,542,500 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption and applies the two-class method in calculating income per share. Net earnings per common share, basic and diluted, for redeemable common stock is calculated by dividing the allocable unrealized gains on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of redeemable common stock outstanding since original issuance. Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Investments held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our initial stockholders have purchased an aggregate of 5,750,000 founders’ shares for an aggregate purchase price of $25,000. On December 16, 2020, we effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and following such stock dividend, our initial stockholders held 6,468,750 founder shares. In December 2020, our sponsor transferred an aggregate of 2,354,000 founder shares to our officers, directors and advisors. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of our initial public offering. Such securities were issued to our sponsor in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In addition, our sponsor purchased 667,500 private units at $10.00 per private unit for a total purchase price of $6,675,000 pursuant to subscription agreements entered into with us. These purchases took place on a private placement basis. The issuances were made to our sponsor pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D under the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On February 16, 2021, we consummated our initial public offering of 22,500,000 units, and on February 25, 2021, we issued 3,375,000 Units pursuant to the full exercise by the underwriters of their over-allotment option, in each case, at $10.00 per unit, generating aggregate gross proceeds of $258,750,000. EarlybirdCapital, Inc., acted as the representative of the several underwriters in the initial public offering.

Substantially concurrently with the closing of the initial public offering and over-allotment, we consummated the private placement to our sponsor referred to above generating gross proceeds of $6,675,000.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in our final prospectus related to the initial public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOAL ACQUISITIONS CORP.

Date: May 27, 2021	By:	/s/ William T. Duffy
	Name:	William T. Duffy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)