Form 10-Q
period 2021-06-30
Goal Acquisitions Corp.
filed 2021-08-16
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 16, 2021, a total of 33,161,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Goal Acquisitions Corp.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$172,622	$27,983
Prepaid expenses	475,646	—
Deferred offering costs	—	234,702
Total current assets	648,268	262,685
Prepaid expenses, non-current	268,565
Marketable securities held in Trust Account	258,766,781	—
Total assets	$259,683,614	$262,685

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$194,144	$132,760
Sponsor loans	175,551	106,051
Total current liabilities	369,695	238,811
Warrant liabilities	464,741	—
Total liabilities	834,436	238,811

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 25,384,917 shares at redemption value	253,849,170	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,776,333 shares and 6,468,750 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	778	647
Additional paid-in capital	5,237,689	24,353
Accumulated deficit	(238,459)	(1,126)
Total stockholders’ equity	5,000,008	23,874
Total liabilities and stockholders’ equity	$259,683,614	$262,685

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021

Operating costs	$395,966	$456,026

Loss from operations	(395,966)	(456,026)

Other income (expense):
Interest income on marketable securities held in trust	9,255	16,791
Change in fair value of warrant liability	(152,965)	201,902
Total other (expense) income	(143,710)	218,693

Net loss	(539,676)	(237,333)

Weighted average shares outstanding, Common stock subject to possible redemption	25,438,884	18,966,258
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$0.00
Weighted average shares outstanding, Non-redeemable common stock	7,722,366	7,411,263
Basic and diluted net loss per share, Non-redeemable common stock	$(0.07)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid-In	(Accumulated Deficit)/ Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2021	6,468,750	$647	$24,353	$(1,126)	$23,874
Sale of Units in Initial Public Offering	25,875,000	2,588	258,747,412	—	258,750,000
Sale of private units, net of initial fair value of private warrants	667,500	67	6,008,290	—	6,008,357
Underwriters’ discount	—	—	(5,175,000)	—	(5,175,000)
Issuance of representative shares	150,000	15	(15)	—	—
Other offering cost	—	—	(520,720)	—	(520,720)
Common stock subject to possible redemption	(25,438,884)	(2,544)	(254,386,300)	—	(254,388,844)
Net income	—	—	—	302,343	302,343
Balance as of March 31, 2021	7,722,366	$773	$4,698,020	$301,217	$5,000,010
Common stock subject to possible redemption	53,967	5	539,669	—	539,674
Net loss	—	—	—	(539,676)	(539,676)
Balance as of June 30, 2021	7,776,333	$778	$5,237,689	$(238,459)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended June 30, 2021
Cash flows from operating activities:
Net loss	$(237,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and Investments held in Trust Account	(16,781)
Change in fair value of warrant liability	(201,902)
Changes in operating assets and liabilities:
Prepaid expenses	(744,211)
Accounts payable and accrued expenses	194,144
Net cash used in operating activities	(1,006,083)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(258,750,000)
Net cash used in investing activities	(258,750,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount	253,575,000
Proceeds from issuance of Private Placement Warrants	6,675,000
Proceeds from Sponsor loan	69,500
Payment of deferred offering costs	(418,778)
Net cash provided by financing activities	259,900,722
Net change in cash	144,639
Cash, beginning of period	27,983
Cash, end of the period	$172,622
Supplemental disclosure of cash flow information:
Initial classification of warrant liability	$666,643
Initial classification of Class A ordinary shares subject to possible redemption	$254,080,510
Change in value of Class A ordinary shares subject to possible redemption	$(231,340)

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

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

The Company granted the underwriters in the IPO a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments, if any. On February 24, 2021, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional 3,375,000 Units (the “Over-Allotment Units”). The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of $33,750,000. On February 24, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 67,500 Private Units (the “Over-Allotment Private Units” and, together with the IPO Private Placement, the “Private Placements”), generating gross proceeds of $675,000.

Transaction costs amounted to $5,695,720 consisting of $5,175,000 of underwriting discount, and $520,720 of other offering costs.

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

Liquidity and Management’s Plans

As of June 30, 2021, the Company had $172,622 in cash and working capital of $278,573. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the condensed financial statements. In order to mitigate these concerns, in May 2021, the Company received a Commitment Letter from the Sponsor whereby the Sponsor commits to funding any working capital shortfalls through the earlier of an initial Business Combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $300,000. In August 2021, the Company received an amended Commitment Letter from the Sponsor to increase such loan amount up to $500,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial Business Combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.50 per warrant. If the Company does not complete a Business Combination, any such loans will be forgiven (see Note 5). None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2— Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 5, 2021, as well as the Company’s Current Reports on Form 8-K and other filings with the SEC. The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There is no cash equivalents as of June 30, 2021 or December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the Trust Account had $258,766,781 held in marketable securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 25,384,917 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for Common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common stock, basic and diluted for common stock subject to redemption is calculated by dividing the interest income earned on the Trust Account totaling $9,255 and $16,791 for the three months and six months ended June 30, 2021 respectively (less any amounts utilized for taxes), by the weighted average number of common stock subject to possible redemption outstanding since original issuance. Net loss per common stock, basic and diluted for non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to common stock subject to redemption, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the non-redeemable common stock and the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

	Three months ended June 30, 2021	Six months ended June 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account	$9,255	$16,791
Less: interest available to be withdrawn for payment of taxes	(9,255)	(16,791)
Net income allocatable to shares subject to possible redemption	$-	$-
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	25,438,884	18,966,258
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net income less earnings allocable to common stock subject to possible redemption
Net Loss	$(539,676)	$(237,333)
Net income allocable to shares subject to possible redemption	-	-
Non-Redeemable Net Loss	$(539,676)	$(237,333)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	7,722,366	7,411,263
Basic and diluted net loss per share, common stock	$(0.07)	$(0.03)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, other than discussed in Note 8.

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

The Company accounts for its private placement 667,500 private warrants included as part of the private units as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Private Units have been estimated using Monte-Carlo simulations at each measurement date (see Note 8).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three months and six months ended June 30, 2021.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The Company is currently evaluating the impact of adopting ASU 2020-06 will have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Initial Public Offering

The Company sold 22,500,000 Units, at a purchase price of $10.00 per Unit in its IPO on February 16, 2021. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

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

On February 24, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 67,500 Private Units to the Sponsor, generating gross proceeds of $675,000.

Note 5 — Related Party Transactions

Founder Shares

On November 24, 2020, the Sponsor purchased an aggregate of 5,750,000 shares of the Company’s common stock for an aggregate price of $25,000 (the “Founder Shares”). The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the Private Shares). On December 16, 2020, the Company effected a effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until after the completion of a Business Combination.

Promissory Note — Related Party

Concurrently with the filing of the Company’s registration statement on Form S-1 on January 21, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company was authorized to borrow up to an aggregate principal amount of $200,000. In May 2021, the Sponsors agreed to increase the capacity (aggregate principal) on the Promissory Note to $300,000, and in August 2021, the Sponsors agreed to increase the capacity (aggregate principal) on the Promissory Note to $500,000. A copy of the May 2021 Amendment to the Promissory Note is filed as Exhibit 10.1 hereto. The Promissory Note is non-interest bearing and payable on the earliest of (i) April 30, 2021, (iii) the consummation of the IPO or (ii) the date on which the Company determines not to proceed with the IPO. As of June 30, 2021, the Company had borrowed $175,551 under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At June 30, 2021, no such Working Capital Loans were outstanding.

Note 6 — Commitments & Contingencies

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

The underwriters received a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $5,175,000, because the underwriters’ over-allotment option was exercised in full.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. The effect was reflected retroactively to the earliest period presented in the accompanying financial statements. At June 30, 2021, there were 7,776,333 shares of common stock issued and outstanding, excluding 25,384,917 shares of common stock subject to possible redemption.

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

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 8 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in Trust Account	$258,766,781	$258,766,781	$-	$-
Liabilities:
Warrant liability	(464,741)	-	-	(464,741)
	$258,302,040	$258,766,781	$-	$(464,741)

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At June 30, 2021	At February 16, 2021
Stock price	$9.64	$9.01
Strike price	$11.50	$11.50
Term (in years)	5.79	6.27
Volatility	15.6%	24.1%
Risk-free rate	1.00%	0.86%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$—
Initial measurement on February 16, 2021	666,643
Change in valuation inputs or other assumptions	(354,867)
Fair value as of March 31, 2021	$311,776
Change in valuation inputs or other assumptions	152,965
Fair value as of June 30, 2021	$464,741

Note 9 — Subsequent Events

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

Results of Operations

For the three months ended June 30, 2021, we had net loss of $539,676. We incurred $395,966 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $9,249 on our amounts held in Trust and $6 of interest on operating bank account. We also incurred $152,965 increase in the fair value of the warrant liability.

For the six months ended June 30, 2021, we had net loss of $237,333. We incurred $456,026 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $16,781 on our amounts held in Trust and $10 of interest on operating bank account. We also incurred $201,902 decrease in the fair value of the warrant liability.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $172,622 of cash and cash equivalents and a working capital of $278,573. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (see Note 5). There are currently no amounts outstanding under any working capital loans.

In addition, in May 2021, the Company received a Commitment Letter from the Sponsor whereby the Sponsor commits to funding any working capital shortfalls through the earlier of an initial Business Combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $300,000. A copy of the May 2021 Amendment to the Promissory Note is filed as Exhibit 10.1 hereto. In August 2021, the Company received a new Commitment Letter from the Sponsor to increase such loan amount up to $500,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial Business Combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.50 per warrant. If the Company does not complete a Business Combination, any such loans will be forgiven (see Note 5).

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021 and December 31, 2020, 25,384,917 and no shares of Common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for Common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common stock, basic and diluted for common stock subject to redemption is calculated by dividing the interest income earned on the Trust Account totaling $9,255 and $16,791 for the three months and six months ended June 30, 2021 respectively (less any amounts utilized for taxes), by the weighted average number of common stock subject to possible redemption outstanding since original issuance. Net loss per common stock, basic and diluted for non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to common stock subject to redemption, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the non-redeemable common stock and the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact of adopting ASU 2020-06 will have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Amendment to Promissory Note, dated November 24, 2020.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOAL ACQUISITIONS CORP.

Date: August 16, 2021	By:	/s/ William T. Duffy
	Name:	William T. Duffy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

-24-