Form 10-Q
period 2021-09-30
Goal Acquisitions Corp.
filed 2021-11-22
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number: 001-40026

GOAL ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3660880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12600 Hill Country Blvd Building R, Suite 275 Bee Cave, Texas	78738
(Address of principal executive offices)	(Zip Code)

(888) 717-7678
(Registrant’s telephone number, including area code)

13001 W. Hwy 71, Suite 201

Austin, Texas 78738

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

Yes ☒ No ☐

As of November 18, 2021, a total of 33,161,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Goal Acquisitions Corp.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$34,896	$27,983
Prepaid expenses	454,695	-
Deferred offering costs	-	234,702
Total current assets	489,591	262,685
Prepaid expenses, non-current	159,238	-
Marketable securities held in Trust Account	258,770,111	-
Total assets	$259,418,940	$262,685

Liabilities, Common Stock subject to Redemption and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$147,823	$132,760
Sponsor loans	175,551	106,051
Total current liabilities	323,374	238,811
Warrant liabilities	409,673	-
Total liabilities	733,047	238,811

Commitments and contingencies (Note 7)
Common stock subject to possible redemption, 25,875,000 shares at redemption value	258,750,000	-

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,286,250 shares and 6,468,750 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	729	647
Additional paid-in capital	336,908	24,353
Accumulated deficit	(401,744)	(1,126)
Total stockholders’ (deficit) equity	(64,107)	23,874
Total liabilities, common stock subject to redemption and stockholders’ (deficit) equity	$259,418,940	$262,685

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021

Operating costs	$221,686	$677,712

Loss from operations	(221,686)	(677,712)

Other income:
Interest income on marketable securities held in trust	3,333	20,124
Change in fair value of warrant liability	55,068	256,970
Total other income	58,401	277,094

Net loss	$(163,285)	$(400,618)

Weighted average shares outstanding, common stock subject to possible redemption	25,875,000	21,502,747
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.00	$(0.01)
Weighted average shares outstanding, non-redeemable common stock	7,286,250	7,160,865
Basic and diluted net loss per share, non-redeemable common stock	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Common Stock		Paid-In	(Accumulated Deficit)/ Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit (Equity)
Balance as of January 1, 2021	6,468,750	$647	$24,353	$(1,126)	$23,874
Sale of private units, net of initial fair value of private warrants	667,500	67	6,008,290	-	6,008,357
Issuance of representative shares	150,000	15		-	15
Remeasurement of redeemable shares under ASC 480-10-S99			(5,695,735)		(5,695,735)
Net income				302,343	302,343
Balance as of March 31, 2021, as restated	7,286,250	$729	$336,908	$301,217	$638,854
Net loss	-	-	-	(539,676)	(539,676)
Balance as of June 30, 2021, as restated	7,286,250	$729	$336,908	(238,459)	99,178
Net loss	-	-	-	(163,285)	(163,285)
Balance as of September 30, 2021	7,286,250	$729	$336,908	$(401,744)	$(64,107)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the nine months ended September 30, 2021
Cash flows from operating activities:
Net loss	$(400,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(20,111)
Change in fair value of warrant liability	(256,970)
Changes in operating assets and liabilities:
Prepaid expenses	(613,933)
Accounts payable and accrued expenses	147,823
Net cash used in operating activities	(1,143,809)
Cash flows from investing activities:
Investment of cash in Trust Account	(258,750,000)
Net cash used in investing activities	(258,750,000)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	253,575,000
Proceeds from issuance of Private Placement Warrants	6,675,000
Proceeds from Sponsor loan	69,500
Payment of deferred offering costs	(418,778)
Net cash provided by financing activities	259,900,722
Net change in cash	6,913
Cash, beginning of period	27,983
Cash, end of the period	$34,896
Supplemental disclosure of cash flow information:
Initial classification of warrant liability	$666,643
Initial classification of common stock subject to possible redemption	$258,750,000
Accretion of common stock subject to redemption to redemption value	$5,695,735

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the Business Combination are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The holders of the Founder Shares will agree to waive liquidation distributions with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

Liquidity and Management’s Plans

As of September 30, 2021, the Company had $34,896 in cash and working capital of $56,890. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the condensed financial statements. In order to mitigate these concerns, in May 2021, the Company received a commitment letter from the Sponsor whereby the Sponsor committed to fund any working capital shortfalls through the earlier of an initial Business Combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $300,000. In August 2021, the Company received an amended commitment letter from the Sponsor to increase such loan amount up to $500,000. The loans would be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial Business Combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.50 per warrant. If the Company does not complete a Business Combination, any such loans would be forgiven (see Note 6). None of the Sponsor, officers or directors were under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful.

Effective as of November 8, 2021, upon approval of the Board of Directors, the Company entered into an Expense Advancement Agreement with Goal Acquisitions Sponsor, LLC (the “Funding Party”). Pursuant to the Expense Advancement Agreement, the Funding Party agreed to advance to the Company from time to time, upon request by the Company, a maximum of $1,500,000 in the aggregate, in each instance issued pursuant to the terms of the form of promissory note, as may be necessary to fund the Company’s expenses relating to the investigation and selection of a target business and other working capital requirements prior to completion of any potential Business Combination.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of and for the three months ended September 30, 2021, the Company’s management determined it should restate its previously reported financial statements. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the three months ended September 30, 2021, the Company reevaluated the classification of the common stock and determined that the common stock issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

In connection with the change in presentation for the common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to common stock subject to redemption and those that are not subject to redemption. This presentation shows common stock with different features share pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; the Company evaluated the changes and has determined that the related impact was material to its previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of February 16, 2021, March 31, 2021 and June 30, 2021 should be restated because of a misapplication in the guidance around complex accounting for financial instruments and should no longer be relied upon. The Company is reporting the restatements to those periods in this Quarterly Report.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Audited Balance Sheet as of February 16, 2021 as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustment	As Restated
Common stock subject to possible redemption	$220,397,920	$5,277,080	$225,675,000
Common stock, $0.0001 par value	768	(53)	715
Additional paid in capital	5,006,361	(5,006,361)	-
Accumulated deficit	(7,123)	(270,666)	(277,789)
Total stockholders’ equity (deficit)	$5,000,006	$(5,277,080)	$(277,074)
Number of shares subject to redemption	22,039,792	527,708	22,567,500

Unaudited Balance Sheet as of March 31, 2021 as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustment	As Restated
Common stock subject to possible redemption	$254,388,844	$4,361,156	$258,750,000
Common stock, $0.0001 par value per share	773	(44)	729
Additional paid in capital	4,698,019	(4,361,112)	336,907
Retained earnings	301,217	44	301,261
Total stockholders’ equity (deficit)	$5,000,009	$(4,361,156)	$638,853
Number of shares subject to redemption	25,438,884	436,116	25,875,000

Unaudited Statement of Operations For the three ended March 31, 2021 as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, common stock subject to redemption	12,421,714	(195,066)	12,226,648
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	7,096,703	(241,662)	6,855,041
EPS - redeemable shares	$-	$0.02	$0.02
EPS - non-redeemable shares	$0.04	$(0.02)	$0.02

Unaudited Statement of Changes in (Deficit) Equity For the Three Months Ended March 31, 2021 as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustment	As Restated
Sale of Units in Initial Public Offering	$258,750,000	$(258,750,000)	$-
Underwriters’ discount	$(5,175,000)	$5,175,000	$-
Issuance of representative shares	$-	$15	$15
Offering costs	$(520,720)	$520,720	$-
Common stock subject to possible redemption	$(254,388,845)	$254,388,845	$-
Subsequent remeasurement under ASC 480-10-S99 against additional paid-in capital and accumulated deficit	$-	$(5,695,735)	$(5,695,735)

Unaudited Balance Sheet as of June 30, 2021 as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustment	As Restated
Common stock subject to possible redemption	$253,849,170	$4,900,830	$258,750,000
Common stock, $0.0001 par value	778	(50)	728
Additional paid in capital	5,237,689	(4,900,780)	336,909
Retained earnings (accumulated deficit)	(238,459)	-	(238,459)
Total stockholders’ equity (deficit)	$5,000,008	$(4,900,830)	$99,178

Number of shares subject to redemption	25,384,917	490,083	25,875,000

Unaudited Statements of Operations For the three and six months ended June 30, 2021 as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustment	As Restated
Three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	25,438,884	436,116	25,875,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	7,722,366	(436,116)	7,286,250
EPS - redeemable shares	$0.00	$(0.02)	$(0.02)
EPS - non-redeemable shares	$(0.07)	$0.05	$(0.02)

Six months ended June 30, 2021
Basic and diluted weighted average shares outstanding common stock subject to redemption	18,966,258	314,129	19,280,387
Basic and diluted weighted average shares outstanding common stock not subject to redemption	7,411,263	(314,129)	7,097,134
EPS - redeemable shares	$-	$(0.01)	$(0.01)
EPS - non-redeemable shares	$(0.03)	$0.02	$(0.01)

Unaudited Statement of Changes in (Deficit) Equity For the Three Months Ended June 30, 2021 as adjusted for Temporary Equity related to Public Shares	As Reported	Adjustment	As Restated
Common stock subject to possible redemption	$(539,674)	$539,674	$-

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on March 5, 2021, as well as the Company’s Current Reports on Form 8-K and other filings with the SEC. The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 or December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the Trust Account had $258,770,111 held in marketable securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Common Share

Net income (loss) per common stock is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) exercise of over-allotment since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 25,875,000 shares of common stock in the aggregate.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Common stock subject to redemption	Common stock NOT subject to redemption	Common stock subject to redemption	Common stock NOT subject to redemption
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss	$(127,408)	$(35,877)	$(300,534)	$(100,084)

Denominator:
Weighted-average shares outstanding	25,875,000	7,286,250	21,502,747	7,160,865
Basic and diluted net income (loss) per common stock	$0.0	$0.00	$(0.01)	$(0.01)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, other than discussed in Note 9.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its private placement 667,500 private warrants included as part of the private units as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Private Units have been estimated using Monte-Carlo simulations at each measurement date (see Note 9).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three months and nine months ended September 30, 2021.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

All of the 25,875,000 common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such shares of common stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$258,750,000
Less:
Common stock issuance costs	(5,695,735)
Plus:
Accretion of carrying value to redemption value	5,695,735

Contingently redeemable common stock	$258,750,000

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

Note 6 — Related Party Transactions

Founder Shares

On November 24, 2020, the Sponsor purchased an aggregate of 5,750,000 shares of the Company’s common stock for an aggregate price of $25,000 (the “Founder Shares”). The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the Private Shares). On December 16, 2020, the Company effected a effected a stock dividend of 0.125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until after the completion of a Business Combination.

Promissory Note — Related Party

Concurrently with the filing of the Company’s registration statement on Form S-1 on January 21, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company was authorized to borrow up to an aggregate principal amount of $200,000. In May 2021, the Sponsors agreed to increase the capacity (aggregate principal) on the Promissory Note to $300,000, and in August 2021, the Sponsors agreed to increase the capacity (aggregate principal) on the Promissory Note to $500,000. The Promissory Note is non-interest bearing and payable on the earliest of (i) April 30, 2021, (ii) the consummation of the IPO or (iii) the date on which the Company determines not to proceed with the IPO. As of September 30, 2021, the Company had borrowed $175,551 under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At September 30, 2021, no such Working Capital Loans were outstanding.

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

Underwriters Agreement

The underwriters had a 45-day option beginning February 16, 2021 to purchase up to an additional 3,375,000 units to cover over-allotments, if any, at the IPO price less the underwriting discounts. On February 24, 2021, the underwriters purchased an additional 3,375,000 units to exercise its over-allotment option in full. The proceeds of $33,750,000 from the over-allotment was deposited in the Trust Account after deducting the underwriting discounts.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and September 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. The effect was reflected retroactively to the earliest period presented in the accompanying financial statements. At September 30, 2021, there were 7,286,250 shares of common stock issued and outstanding, excluding 25,875,000 shares of common stock subject to possible redemption. At December 31, 2020, there were 6,468,750 shares of common stock issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in Trust Account	$258,770,111	$258,770,111	$-	$-
Liabilities:
Warrant liability	(409,673)	-	-	(409,673)
	$258,360,438	$258,770,111	$-	$(409,673)

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of comparable companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At September 30, 2021	At February 16, 2021
Stock price	$9.72	$9.01
Strike price	$11.50	$11.5
Term (in years)	5.54	6.27
Volatility	12.5%	24.1%
Risk-free rate	1.07%	0.86%
Dividend yield	0.0%	0.1%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$-
Initial measurement on February 16, 2021	666,643
Change in valuation inputs or other assumptions	(354,867)
Fair value as of March 31, 2021	$311,776
Change in valuation inputs or other assumptions	152,965
Fair value as of June 30, 2021	$464,741
Change in valuation inputs or other assumptions	(55,068)
Fair value as of September 30, 2021	$409,673

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Effective as of November 8, 2021, upon approval of the Board of Directors, Goal Acquisitions Corp., a Delaware corporation (the “Company”), entered into an Expense Advancement Agreement with Goal Acquisitions Sponsor , LLC (the “Funding Party”).

Pursuant to the Expense Advancement Agreement, the Funding Party has agreed to advance to the Company from time to time, upon request by the Company, a maximum of $1,500,000 in the aggregate, in each instance issued pursuant to the terms of the form of promissory note as may be necessary to fund the Company’s expenses relating to the investigation and selection of a target business and other working capital requirements prior to completion of any potential Business Combination.

Pursuant to the terms of the Expense Advancement Agreement, if the Company completes a Business Combination, the Company will repay all outstanding loaned amounts. No interest accrues on the unpaid principal balance of any Promissory Note. The Funding Party cannot seek repayment from the Company’s trust account for amounts owed under the Agreement. All loans from the Funding Party are convertible into warrants to purchase shares of common stock (the “Conversion Warrants”), at the option of the Funding Party. The number of Conversion Warrants granted will be equal to the portion of the principal amount of the Promissory Note being converted, divided by $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Company’s common stock occurring after the date of the Expense Advancement Agreement), rounded up to the nearest whole number of shares. The Conversion Warrants shall be identical to those warrants that were issued in a private placement that closed concurrently with the Company’s initial public offering. The holders of Conversion Warrants or shares of common stock underlying the Conversion Warrants are entitled to certain demand and piggyback registration rights pursuant to the terms of the Expense Advancement Agreement.

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

Since completing the Company’s IPO, the Company has reviewed, and continues to review, a number of opportunities to enter into a Business Combination with an operating business, but the Company is not able to determine at this time whether it will complete a Business Combination with any of the target businesses that it has reviewed or with any other target business. The Company intends to effectuate its Business Combination using cash from the proceeds of its IPO and the proceeds of the Private Placements, its capital stock, debt, or a combination of cash, stock and debt.

Results of Operations

For the three months ended September 30, 2021, we had net loss of $163,285. We incurred $221,686 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $3,330 on our amounts held in Trust and $3 of interest on operating bank account. We also recognized $55,068 decrease in gain in change in the fair value of the warrant liability.

For the nine months ended September 30, 2021, we had net loss of $400,618. We incurred $677,712 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $20,111 on our amounts held in Trust and $13 of interest on operating bank account. We also recognized $256,970 decrease in gain in change the fair value of the warrant liability.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $34,896 of cash and cash equivalents and a working capital of $77,001. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (see Note 6 and 10). There are currently no amounts outstanding under any working capital loans.

In addition, in May 2021, the Company received a commitment letter from the Sponsor whereby the Sponsor committed to fund any working capital shortfalls through the earlier of an initial Business Combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $300,000. In August 2021, the Company received a new commitment letter from the Sponsor to increase such loan amount up to $500,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial Business Combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.50 per warrant. If the Company does not complete a Business Combination, any such loans will be forgiven (see Note 6).

Effective as of November 8, 2021, upon approval of the Board of Directors, the Company entered into an Expense Advancement Agreement with Goal Acquisitions Sponsor, LLC (the “Funding Party”). Pursuant to the Expense Advancement Agreement, the Funding Party has agreed to advance to the Company from time to time, upon request by the Company, a maximum of $1,500,000 in the aggregate, in each instance issued pursuant to the terms of the form of promissory note, as may be necessary to fund the Company’s expenses relating to the investigation and selection of a target business and other working capital requirements prior to completion of any potential Business Combination.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of September 30, 2021 and December 31, 2020, 25,875,000 and no shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Common Share

The Company has one class of common stock, Class A common stock sold in the IPO is subject to possible redemption. The 25,875,000 common stock underlying the outstanding warrants were excluded from diluted earnings per common stock for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net loss per common share for the periods.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

We have identified a deficiency in our internal controls over financial reporting which we determined was a material weakness. Our internal controls did not detect an error in the classification related to complex financial instruments. The Company has begun to develop a remediation which is more fully described below.

Remediation Plan

After identifying the material weakness, we have commenced our remediation efforts by taking the following steps:

●	We have expanded and improved our review process for complex securities and related accounting standards.

●	We have increased communication among its personnel and third-party professionals with whom we consult regarding complex accounting applications.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and related disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In light of guidance provided by the SEC in late 2021, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet, dated February 16, 2021, included as an exhibit to our Current Report on Form 8-K filed with the SEC on February 22, 2021, and our unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on May 28, 2021 and August 16, 2021, respectively. As part of such process, we identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As part of the restatements of our previously issued financial statements, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatements, the changes in accounting for our public shares and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOAL ACQUISITIONS CORP.

Date: November 19, 2021	By:	/s/ William T. Duffy
	Name:	William T. Duffy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

-29-