Form 10-K
period 2021-12-31
Goal Acquisitions Corp.
filed 2022-04-15
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (888) 717-7678

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
		Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $249,435,000 on June 30, 2021 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Capital Market on June 30, 2021.

As of April 14, 2022, a total of 33,161,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report on Form 10-K, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the ability to have our securities continue to be listed on Nasdaq, including following a business combination;

●	our public securities’ potential liquidity and trading;

●	our ability to consummate an initial business combination despite the continued uncertainty resulting from the ongoing COVID-19 pandemic or the outbreak of other infectious diseases;

●	the trust account not being subject to claims of third parties;

●	the potential market for our securities; or

●	our financial performance.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this annual report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future results. Our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	newly formed company without an operating history;
●	delay in receiving distributions from the trust account;
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections afforded to investors of blank check companies;
●	deviation from acquisition criteria;
●	issuance of equity and/or debt securities to complete a business combination;
●	lack of working capital;
●	third-party claims reducing the per-share redemption price;
●	negative interest rate for securities in which we invest the funds held in the trust account;
●	our stockholders being held liable for claims by third parties against us;
●	failure to enforce our sponsor’s indemnification obligations;
●	warrant holders limited to exercising warrants only on a “cashless basis”;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	dependence on key personnel;
●	conflicts of interest of our sponsor, officers and directors;
●	the delisting of our securities by the Nasdaq;
●	dependence on a single target business with a limited number of products or services;
●	shares being redeemed and warrants becoming worthless;
●	our competitors with advantages over us in seeking business combinations;
●	ability to obtain additional financing;
●	our initial stockholders controlling a substantial interest in us;
●	warrants adverse effect on the market price of our common stock;
●	events which may result in the per-share amount held in our trust account dropping below $10.00 per public share;
●	disadvantageous timing for redeeming warrants;
●	registration rights’ adverse effect on the market price of our common stock;
●	impact of COVID-19 and related risks;
●	business combination with a company located in a foreign jurisdiction;
●	changes in laws or regulations; tax consequences to business combinations;
●	exclusive forum provisions in our amended and restated certificate of incorporation;
●	specific risks related to businesses in the sports and media sectors;
●	material weakness in our internal control over financial reporting; and
●	potential litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

PART I

ITEM 1. BUSINESS.

We are a blank check company incorporated on October 26, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have neither engaged in any operations unrelated to our search for business combination candidates nor generated any revenue to date.

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

Business Strategy

The impact of the COVID-19 pandemic on U.S. and global professional sports and entertainment industries has been profound. In-stadium revenue opportunities, such as ticket and premium seating sales, concessions, merchandise and parking have reduced substantially compared to pre-COVID levels. As a result, sports franchises and vendors are facing a huge strain on cash flow, leaving ownership groups without the appetite, nor liquidity to continue franchise funding for an undetermined period of time. Organizations with inefficient operating models are experiencing significantly more stress during these times, leading many groups to reevaluate their management relationships. COVID-19 has also had a significant impact on businesses associated with or dependent on sports, for example groups holding media rights, sports marketing groups and agencies and suppliers to the sports industry. We believe the totality of these circumstances presents a unique opportunity to acquire special situation sports and media assets that would not otherwise be for sale and/or to acquire these businesses at opportunistic prices.

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

We believe that our Team can provide all of these attributes to a potential initial business combination target. Our Team has a demonstrated extensive track record of successful value creation and enhancement (including complex turnarounds) with sports-oriented and media assets and also has access to proprietary opportunities globally that can be leveraged to drive value. Our Team’s experience includes negotiating record setting naming rights, cable, TV, radio, licensed merchandise, sponsorship and food service deals with numerous franchises, as well as numerous facility leasing, financing and construction contracts. This experience includes managing the business operations of professional athletes (including Michael Jordan and Patrick Ewing), sports franchises (the New York Yankees, Florida Panthers, San Francisco 49ers, Atlanta Thrashers, Atlanta Hawks and Charlotte Bobcats) and leagues (including the WNBA, the PGA Tour and the NCAA’s Southeastern Conference).

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

Effecting a Business Combination

General

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

We Have Not Identified a Target Business

We have neither engaged in any operations unrelated to our search for business combination candidates nor generated any revenue to date. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

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

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of our initial business combination. We have no specified maximum percentage threshold for conversions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to convert their public shares. As a result, this may make it easier for us to consummate our initial business combination.

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

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve our initial business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

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

Employees and Human Capital Resources

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of our initial business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

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

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to stockholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), or international financial reporting standards, or IFRS, as issued by the International Accounting Standards Board, or IASB, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to evaluate our internal control over financial reporting for the fiscal year ending December 31, 2022. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by The Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete a business combination.

Of the net proceeds of our IPO, only approximately $900,000 are available to us initially outside the trust account to fund our working capital requirements. Additionally, effective as of November 4, 2021, upon approval of the Board, the Company entered into an Expense Advancement Agreement with Goal Acquisitions Sponsor, LLC (the “Funding Party”). Pursuant to the Expense Advancement Agreement, the Funding Party has agreed to advance to the Company from time to time, upon request by the Company, a maximum of $1,500,000 in the aggregate, in each instance issued pursuant to the terms of the form of promissory note as may be necessary to fund the Company’s expenses relating to the investigation and selection of a target business and other working capital requirements prior to completion of any potential Business Combination.

We believe that such funds will be sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Accordingly, if we use all of the funds held outside of the trust account and all interest available to us, as well as the funds available under the Expense Advance Agreement, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we will need to borrow additional funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in the trust account to our public stockholders, our sponsor has agreed (subject to certain exceptions described elsewhere in this annual report) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. As a result, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

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

A provision of our warrant agreement may make it more difficult for us to consummate our initial business combination.

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

Since we have not yet completed our initial business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to focus on an acquisition in the sports industry, we may pursue an acquisition opportunity in any business industry or sector we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following consummation of our initial business combination. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after consummation of our initial business combination, however, cannot presently be ascertained. Although some of our key personnel serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate our initial business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous for us.

Our key personnel will be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with our initial business combination. Such negotiations will take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they will render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate our initial business combination.

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

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our sponsor has waived its right to convert its founders’ shares or any other shares purchased in our IPO or thereafter, or to receive distributions from the trust account with respect to its founders’ shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our IPO, as well as the private units and any warrants purchased by our officers or directors in the aftermarket, will be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing our initial business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed initial business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

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

We may be unable to obtain additional financing, if required, to consummate our initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO are sufficient to allow us to consummate our initial business combination, because we have not yet consummated any business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we will be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect our initial business combination.

We issued warrants to purchase 22,500,000 shares of common stock as part of the units offered in our IPO and private warrants included within the private units to purchase 600,000 shares of common stock. We may also issue other units to our sponsor, initial stockholders, officers, directors or their affiliates in payment of working capital loans made to us as described in this annual report. To the extent we issue shares of common stock to effect our initial business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

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

The requirement that we complete our initial business combination within 24 months from the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination.

We have 24 months from the closing of our IPO to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

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

Since the net proceeds of our IPO are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,001, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which completely restrict the transferability of our securities, require us to complete a business combination within 24 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units were immediately tradable, we have a longer period of time to consummate an initial business combination and we are entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the trust account such that the per share redemption amount received by public stockholders may be less than $10.00 per share.

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

Our amended and restated certificate of incorporation will authorize the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. After our IPO and the purchase of the private units, including the exercise of over-allotment options, there was 40,296,250 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares underlying the private units and public and private warrants). Although we have no commitment as of the date of this annual report, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

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

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders own approximately 21.5% of our issued and outstanding shares of common stock. None of our sponsor, officers, directors, advisors, initial stockholders or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, our sponsor, officers, directors, advisors, initial stockholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination. EarlyBirdCapital has also agreed to vote the representative shares in favor of such proposed business combination. As a result, we will need only 9,327,536 of the 25,875,000 public shares, or approximately 36%, sold in our IPO to be voted in favor of a business combination in order to have such business combination approved (assuming our initial stockholders, officers, directors and EarlyBirdCapital do not purchase shares in the aftermarket).

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

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect our initial business combination.

Our initial stockholders are entitled to make a demand that we register the resale of the founders’ shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of representative shares, the private units and any units and warrants our sponsor, initial stockholders, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of the representative shares, private units and any other units and warrants we issue to them (and the underlying securities) commencing at any time after we consummate our initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities will be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

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

A market for our securities may not develop or may not be sustained, which will adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

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

General Risk Factors

We have no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We have no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have neither engaged in any operations unrelated to our search for business combination candidates nor generated any revenue to date. We will not generate any revenues until, at the earliest, after the consummation of our initial business combination.

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

As part of the restatements of our previously issued financial statements, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatements, the changes in accounting for our public shares and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 12600 Hill Country Blvd Building R, Suite 275, Bee Cave, Texas 78738. We consider our current office space adequate for our current operations.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, common stock and warrants are traded on The Nasdaq Capital Market under the symbols “PUCKU”, “PUCK,” and “PUCKW”, respectively.

Holders

As of April 14, 2022, there were 36 holders  of record of our common stock. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Our initial stockholders purchased an aggregate of 5,750,000 founders’ shares for an aggregate purchase price of $25,000 in November 2020. On December 16, 2020, we effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and as a result, our initial shareholders hold 6,468,750 founder shares as of the date of this annual report. In December 2020, our sponsor transferred an aggregate of 2,354,000 founder shares to our officers, directors and advisors. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of our initial public offering. Such securities were issued to our sponsor in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Use of Proceeds

On February 16, 2021, we consummated our initial public offering of 22,500,000 units, and on February 24, 2021, we issued 3,375,000 Units pursuant to the full exercise by the underwriters of their over-allotment option, at $10.00 per unit, generating gross proceeds of $258,750,000. EarlybirdCapital, Inc., acted as the representative of the several underwriters in the initial public offering.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This annual report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

For the year ended December 31, 2021, we had net loss of $1,277,454. For the year ended December 31, 2021, we incurred $1,596,618 of formation and operating costs consisting mostly of general and administrative expenses. For the year ended December 31, 2021, we had investment income of $25,592 on our amounts held in the trust account. For the year ended December 31, 2021, we also recognized a $293,572 gain from the change in the fair value of the warrant liability.

For the period from October 26, 2020 (inception) through December 31, 2020, we had a net loss of $1,126, which consisted solely of formation costs.

Liquidity, Capital Resources and Going Concern Considerations

As of December 31, 2021, the Company had $7,708 in cash and a negative working capital of $643,361 (including unbilled legal costs related to the business combination of $527,872). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (see Note 5). There are currently no amounts outstanding under any working capital loans.

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

Effective as of November 4, 2021, upon approval of the Board of Directors, the Company entered into an Expense Advancement Agreement with Goal Acquisitions Sponsor, LLC (the “Funding Party”). Pursuant to the Expense Advancement Agreement, the Funding Party has agreed to advance to the Company from time to time, upon request by the Company, a maximum of $1,500,000 in the aggregate, in each instance issued pursuant to the terms of the form of promissory note, as may be necessary to fund the Company’s expenses relating to the investigation and selection of a target business and other working capital requirements prior to completion of any potential Business Combination.

Pursuant to the terms of the Expense Advancement Agreement, if the Company completes a Business Combination, the Company will repay all outstanding loaned amounts. No interest accrues on the unpaid principal balance of any Promissory Note. The Funding Party cannot seek repayment from the trust account for amounts owed under the Agreement. All loans from the Funding Party are convertible into warrants to purchase shares of common stock (the “Conversion Warrants”), at the option of the Funding Party. The number of Conversion Warrants granted will be equal to the portion of the principal amount of the Promissory Note being converted, divided by $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Company’s common stock occurring after the date of the Expense Advancement Agreement), rounded up to the nearest whole number of shares. The Conversion Warrants shall be identical to those warrants that were issued in a private placement that closed concurrently with the Company’s initial public offering. The holders of Conversion Warrants or shares of common stock underlying the Conversion Warrants are entitled to certain demand and piggyback registration rights pursuant to the terms of the Expense Advancement Agreement. All previously outstanding commitments from the Sponsor have been consolidated under the Expense Advancement Agreement, effective November 4, 2021.

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

The Company is within 12 months of its mandatory liquidation as of the time of filing this annual report. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, February 16, 2023.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of December 31, 2021 and 2020, 25,875,000 and no shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Common Stock

The Company has one class of common stock, common stock sold in the IPO is subject to possible redemption. The 25,875,000 common stock underlying the outstanding warrants were excluded from diluted earnings per common stock for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per Common Stock is the same as basic net loss per Common Stock for the periods.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2021. Our internal controls did not detect an error in the classification related to complex financial instruments. The Company has begun to develop a remediation which is more fully described below.

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

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2021, and that there was a material weakness as identified in this annual report, we believe that our consolidated financial statements contained in this annual report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Harvey Schiller	82	Chief Executive Officer
William T. Duffy	66	Chief Financial Officer and Chief Operating Officer
David Falk	71	Director, Senior Advisor
Donna Orender	65	Director
Kenneth L. Shropshire	67	Director

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

David B. Falk serves as a member of our board of directors and as our Senior Advisor. Mr. Falk is the founder of Falk Associates Management Enterprises (FAME) which provides specialized and personal representation services to the company’s elite clientele of NBA superstars. Prior to founding FAME in 1992, Mr. Falk served as vice chairman of ProServ where he represented numerous professional athletes. Mr. Falk has successfully negotiated a number of large and notable NBA contracts, including Alonzo Mourning’s historical $100 million contract in 1995 and Michael Jordan’s 1996 one-year contract for $30 million. Mr. Falk was also influential in the creation of the “Air Jordan” brand and was an executive producer of the movie “Space Jam.” Mr. Falk is an investor in Consumable, a digital advertising company, Hyperwave, a cooking technology company, Ostendo, a quantum photonics technology company, Wheels Up, an aviation company, and Block Six Analytics. Mr. Falk first attended and is now a member of the Board of Trustees for Syracuse University. Mr Falk endowed and founded the David B. Falk College of Sports and Human Dynamics at Syracuse University, a leading sports program in the U.S. Mr. Falk was selected to serve on the board of directors due to his significant and world-renowned experience in the sports industry.

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

Kenneth L. Shropshire serves as a member of our board of directors. Mr. Shropshire has been a faculty member of the Wharton School at the University of Pennsylvania (“Wharton”) since 1986, where he is now an emeritus professor, with an expertise in sports business and law. During his tenure at Wharton, Mr. Shropshire founded the Wharton Sports Business Initiative in 2004, a sports business research center and served as a director until 2017. One such example of the innovative programming Mr. Shropshire developed at Wharton includes the NFL/NFLPA Player Business Education Transition Program. Currently, in addition to being a professor emeritus at Wharton, Mr. Shropshire is the Chief Executive Officer of the Global Sport Institute, and serves as the Adidas Distinguished Professor of Global Sport at Arizona State University since joining in 2017. Mr. Shropshire has served as a director of Moelis & Company since 2014. In addition, Mr. Shropshire acts as an advisor to multiple organizations in the sports industry, including Altius Sports Partners, Arctos Sports Partners, Overtime Elite, and Pro Sports Assembly. Mr. Shropshire earned an undergraduate degree in economics from Stanford University and a law degree from Columbia University, and is a member of the California bar. He joined the law firm of Manatt, Phelps, Rothenberg and Tunney in Los Angeles prior to working with the 1984 Olympic Games and beginning his lengthy career at Wharton. Mr. Shropshire was also the former President of the Sports Lawyers Association, the largest organization of sports lawyers in the world. Mr. Shropshire was selected to serve on the board of directors due to his significant and world-renowned experience in the sports industry as well as his experience serving on boards of directors.

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

Advisors

Jon Miller serves as Chairman of our advisory board as well as a board observer. Mr. Miller currently serves as a director of Akamai Technologies, Inc., Nielsen Holdings plc., AMC Networks Inc., Interpublic Group of Companies, Inc. and J2 Global, Inc. From 2013 until January 2018, Mr. Miller was a partner at Advancit Capital, where he continues to serve as an advisor and member of the Investment Committee. He previously has served as Chairman and Chief Executive Officer of the Digital Media Group at News Corp., and was its Chief Digital Officer from April 2009 to September 2012. Mr. Miller was a founding partner of Velocity Interactive Group, an investment firm focusing on internet and digital media, from its inception in 2007 to 2009. Prior to founding Velocity, Mr. Miller served as the Chairman and Chief Executive Officer of America Online, Inc. (“AOL”) from 2002 to 2006. Prior to joining AOL, Mr. Miller served as Chief Executive Officer and President of USA Information and Services. Mr. Miller previously served as a director of, among others, Houghton Mifflin Harcourt Co., Ticketmaster, LiveNation Entertainment, Inc., RTL Group SA, Shutterstock, Inc. and TripAdvisor, Inc.. Mr. Miller is a trustee of the American Film Institute and The Paley Center for Media. Mr. Miller holds a B.A. from Harvard College.

Alex Greystoke serves as a member of our advisory board and is one of our founders. Mr. Greystoke is a successful serial entrepreneur with a breadth of skills in a diverse range of industries. Mr. Greystoke is the founder of multiple AI technology companies including TripChamp, VacationChamp and TravelChamp. He is the inventor of three granted artificial intelligence patents, with eight pending patent applications. Mr. Greystoke is also an investor with investments in real estate, food and beverage, technology and other sectors. Mr. Greystoke founded HSC, a boutique corporate finance business raising money for and helping emerging companies commercialize in a range of sectors including technology, energy, healthcare and consumer products utilizing his wide network of partners throughout Asia, Europe, the Middle East and the U.S. Mr. Greystoke has served as director to numerous companies in the education, technology, AI and renewable energy spaces, and has served as a Chairman to a U.K. listed Chinese manufacturing company.

Raghu Kilambi serves as a member of our advisory board and is one of our founders. Mr. Kilambi has been CEO of PowerTap Hydrogen Fueling Corp. since May 2020. Mr. Kilambi previously served as Vice Chairman and Chief Financial Officer of ConversionPoint Technologies from December 2017 to January 2020. ConversionPoint was sold in two transactions to a private equity-backed group and a strategic buyer. Mr. Kilambi has also been the principal of Kirarv Capital, a technology investment firm, since June 2009. Mr. Kilambi has raised over $1 billion of equity and debt capital for growth private and public companies in his career and has also been a senior officer and director of companies that were awarded Barron’s ASAP Magazine Top Ramp Champ awards and Profit Magazine’s Top 3 Growth Company awards. Previously, from 1998 to 2001, Mr. Kilambi was the Co-Founder, CFO and Chief Strategy Officer of FutureLink Corp., a leading first-generation VC-backed cloud computing technology company that grew from startup to over $100 million in annualized revenues. Mr. Kilambi graduated with Great Distinction with a Bachelor of Commerce (University Scholar), received a Graduate Diploma in Public Accounting from McGill University (Top 10 List), and qualified as a Canadian Chartered Accountant in 1989 (inactive).

Amber Allen serves as a member of our advisory board. Ms. Allen’s experience has been focused in the technology, entertainment and gaming industries, having spent her career at major companies including Reebok, Disney, Warner Bros., and Riot Games. Currently, Ms. Allen serves as the founder of Double A Labs, a leader in developing transformative technologies and experiences for brand engagement. Ms. Allen serves on the Advisory Board of University of Texas Game and Development Design and is a member of the Fashion Institute of Technology. Ms. Allen also volunteers with Women Who Code and is an advisor to both Dell Women’s Entrepreneurship Network and Dell Project Innovate.

Bart Oates serves as a member of our advisory board. Mr. Oates was a starting center for the USFL Philadelphia Stars, New York Giants and San Francisco 49ers, for a total 14 seasons of professional football. In the offseasons, Mr. Oates attended Seton Hall Law School where he graduated with honors and joined the law firm of Ribis, Graham & Curtin in Morristown N.J., where he focused on litigation and real estate tax appeal work. Currently, Mr. Oates serves as President of the NFL Alumni Association, a position that allows him to advocate on behalf of former players to establish benefits and opportunities.

Martin Gruschka serves as a member of our advisory board. Mr. Gruschka began his career in 1990 as a management consultant for a Deutsche Bank Group subsidiary, with a focus on East German Privatization projects. Thereafter, he led the European media practice of Arthur D. Little, a global management consulting group, from 1996 to 1999. Having spent time as an associate director at Deutsche Morgan Grenfell’s media investment banking division, he co-founded Springwater Capital LLC in 2002 where he currently acts as Managing Partner. Mr. Gruschka has served as Chairman, President, Board Member and CEO of more than forty companies throughout Europe and the U.S. in a diverse range of sectors, including media & communications, aerospace, engineering, logistics, recycling, technology, tourism and business process outsourcing.

Danielle Cantor Jeweler serves as a member of our advisory board. Ms. Jeweler is the Executive Vice President and Partner at FAME, and is an NBPA Certified Agent, representing current and retired NBA talent. Together with partner David Falk, Danielle negotiates contracts for a number of NBA players. Ms. Jeweler has also negotiated a myriad of national and international endorsement deals for her basketball clients. In September 2017, Danielle was honored by the Sports Business Journal as a Gamechanger in the sports industry, as the only female registered agent with active NBA clients. In July 2019, she negotiated the largest guaranteed sports contract by a female agent (Malcolm Brogdon, with the Indiana Pacers, for 4 years and $85 million). Ms. Jeweler is a member of the Leadership Council for PeacePlayers, International, and she serves on the Board of Advisors for Most Valuable Kids, the Roy Hibbert Foundation, and Little Smiles. A native Washingtonian, Ms. Jeweler graduated from the University of Pennsylvania (“UPenn”) in the Annenberg School for Communications and from The Wharton School for Business. Ms. Jeweler is a competitive youth girls soccer coach and played Division 1 soccer at UPenn.

Marc Wade serves as a member of our advisory board. Mr. Wade is a financier, philanthropist and founder of Wade & Company, a family office. Mr. Wade has historically invested in a diversified portfolio of businesses with a primary focus on asset backed lending. His portfolio has included commercial real estate, banking, energy, sports and entertainment, technology and securities lending. Mr. Wade was a minority investor in the NHL franchise New Jersey Devils and Devils Entertainment. Mr. Wade is also Co-Founder of BTI, one of South America’s largest aggregators of cell phone towers.

Garret Klugh serves as a member of our advisory board. Mr. Klugh is the COO of Falk Ventures. He is an internationally recognized Olympian and frequent guest speaker, lecturer and panelist in the sports-tech industry. Mr. Klugh earned his undergraduate degree at San Diego State University and his MBA from George Washington University. At SDSU, Mr. Klugh served as the President of the men’s rowing team. He went on to represent the U.S. on six National Teams and one Olympic Team (Athens 2004). Mr. Klugh won the World Rowing Championship in 1999 and was honored to be selected by his peers as the Athlete Representative on the Board of Directors for USRowing.

Doug Perlman serves as a member of our advisory board. Mr. Perlman is the founder and CEO of Sports Media Advisors (“SMA”), a boutique advisory firm which focuses on the intersection of sports, television and digital media. Mr. Perlman has worked on all of SMA’s client engagements including those with the NFL, NASCAR, USTA, UFC, Hockey Canada, Little League, NextVR and several leading private equity firms. Prior to SMA, he established himself throughout the sports industry in senior executive roles at the NHL and IMG. Among other accolades, Mr. Perlman has been named to the prestigious Sports Business Journal Forty Under 40 three times, earning a spot in their “Hall of Fame.” Mr. Perlman has been recognized by multiple industry publications and organizations as a leader in the sports, media, and technology industries, including being named one of the 100 Most Powerful People in Sports by the Sporting News while at the NHL. Mr. Perlman regularly appears on television and is often a featured speaker at industry and other events.

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

Involvement in Certain Legal Proceedings

There are currently no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2021, except for the following: Glazer Capital, LLC and Paul J. Glazer filed one late Form 3 covering one transaction, and two late Form 4s covering four transactions.

Certain Corporate Governance Matters

Code of Ethics

We adopted a code of ethics that applies to all of our officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the code of ethics is available on our website at www.goalacquisitions.com/#governance, and will be provided without charge upon request. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

Identification of Audit Committee and Financial Expert

Our board of directors has a standing audit committee that operates under a written charter approved by our board of directors, which charter reflects the applicable standards and requirements adopted by the SEC and The Nasdaq Stock Market LLC, or Nasdaq.

The audit committee is chaired by Ms. Orender and consists of Ms. Orender, Messrs. Falk and Shropshire, each of whom is an independent director. Our board of directors has determined that Ms. Orender qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

Our sponsor purchased an aggregate of 5,750,000 founders’ shares for an aggregate purchase price of $25,000. On December 16, 2020, we effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and as a result, our initial shareholders hold 6,468,750 founder shares as of the date of this annual report. In December 2020, our sponsor transferred an aggregate of 2,354,000 founder shares to our officers, directors and advisors. In January 2021, we issued to EarlyBirdCapital and its designees 150,000 shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units or the private warrants as these warrants are not exercisable within 60 days of April 14, 2022.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares of Common Stock
Goal Acquisitions Sponsor, LLC	4,114,750	(2)	12.4%
Atalaya Capital Management LP	2,000,000	(3)	6.0%
Glazer Capital, LLC	1,699,624	(4)	5.1%
Harvey Schiller (Chief Executive Officer)	560,000	(5)	1.7%
William T. Duffy (Chief Financial Officer and Chief Operating Officer)	250,000	(5)	*
David Falk (Director, Senior Advisor)	150,000	(5)	*
Donna Orender (Director)	50,000	(5)	*
Kenneth L. Shropshire (Director)	75,000	(5)	*
All directors and executive officers as a group (5 individuals)	1,085,000		3.3%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Goal Acquisitions Corp., 12600 Hill Country Blvd Building R, Suite 275, Bee Cave, Texas 78738.
(2)	Represents securities held by Goal Acquisitions Sponsor, LLC, our sponsor. Alex Greystoke, Raghu Kilambi and William T. Duffy comprise the Board of Managers of our sponsor. Any action by our sponsor with respect to our company or the founder shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of our sponsor’s managers, none of the managers of our sponsor is deemed to be a beneficial owner of our sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of our directors or officers is deemed to have or share beneficial ownership of the founder shares held by our sponsor.
(3)

According to the Schedule 13G/A filed with the SEC on February 14, 2022, Atalaya Capital Management LP (“ACM”), Atalaya Special Purpose Investment Fund LP (“ASPIF”), Corbin ERISA Opportunity Fund, Ltd. (“CEOF”), Corbin Capital Partners GP, LLC (“Corbin GP”), Corbin Capital Partners, L.P. (“CCP”), and Corbin Opportunity Fund, L.P. (“COF”) may be deemed members of a group, as defined in Rule 13d-5 under the Act, with respect to the shares of our common stock. Such group may be deemed to beneficially own 2,000,000 shares of our common stock. ACM and ASPIF maintain shared voting power and shared dispositive power over an aggregate of 785,714 shares of our common stock. CEOF maintains shared voting power and shared dispositive power over an aggregate of 734,424 shares of our common stock. Corbin GP and CCP maintain shared voting power and shared dispositive power over an aggregate of 1,214,286 shares of our common stock. COF maintains shared voting power and shared dispositive power over an aggregate of 479,862 shares of our common stock. CEOF, Corbin GP and CCP disclaim beneficial ownership over the shares of our common stock held directly by ASPIF. ASPIF and ACM disclaim beneficial ownership over the shares of our common stock held directly by CEOF and COF. According to its Schedule 13G/A, the address of the principal business office of ACM and ASPIF is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. According to its Schedule 13G/A, the address of the principal business office of each of CEOF, Corbin GP, CCP, and COF is 590 Madison Avenue, 31st Floor, New York, NY 10022.

(4)	According to the Schedule 13G filed with the SEC on February 14, 2022, Glazer Capital, LLC and Paul J. Glazer maintain shared voting power and shared dispositive power over an aggregate of 1,699,624 shares of our common stock. Mr. Glazer is the Managing Member of Glazer Capital, LLC. According to its Schedule 13G/A, the address of the principal business office of each of Glazer Capital, LLC and Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.
(5)	Does not include any securities held by Goal Acquisitions Sponsor, LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

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

Our sponsor purchased, pursuant to written subscription agreements with us, the 667,500 private units (for a total purchase price of $6,675,000) from us. The private units are identical to the units sold in our IPO except that the private warrants: (i) are not redeemable by us and (ii) may be exercised for cash or on a cashless basis, as described in this annual report, so long as they are held by the initial purchaser or any of their permitted transferees. Once the private warrants are transferred to anyone other than a permitted transferee, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our IPO. Our purchasers have agreed not to transfer, assign or sell any of the private units and underlying securities (except to certain permitted transferees) until after the completion of our initial business combination. Furthermore, they have agreed (A) to vote the private shares in favor of any proposed business combination, (B) not to convert any private shares in connection with a stockholder vote to approve a proposed initial business combination or sell any private shares to us in a tender offer in connection with a proposed initial business combination and (C) that the private shares shall not participate in any liquidating distribution from our trust account upon winding up if a business combination is not consummated. In the event of a liquidation prior to our initial business combination, the private units will likely be worthless.

Effective as of November 4, 2021, upon approval of the Board, the Company entered into an Expense Advancement Agreement with Goal Acquisitions Sponsor, LLC (the “Funding Party”). Pursuant to the Expense Advancement Agreement, the Funding Party has agreed to advance to the Company from time to time, upon request by the Company, a maximum of $1,500,000 in the aggregate, in each instance issued pursuant to the terms of the form of promissory note as may be necessary to fund the Company’s expenses relating to the investigation and selection of a target business and other working capital requirements prior to completion of any potential Business Combination.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for Marcum LLP for audit fees, inclusive of required filings with the SEC for the period from October 26, 2020 (inception) through December 31, 2020, and of services rendered in connection with our IPO, totaled $44,805. The aggregate fees for Marcum LLP for audit fees, inclusive of required filings with the SEC for the fiscal year ending December 31, 2021 totaled $63,710.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the period from October 26, 2020 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The tax fees for Marcum LLP during the period from October 26, 2020 (inception) through December 31, 2021, totaled $3,382.38.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the period from October 26, 2020 (inception) through December 31, 2021.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are included as part of this annual report on Form 10-K:

1. Financial Statements — See Index to Consolidated Financial Statements in Item 8.

2. Financial Statement Schedules — Not Applicable.

3. Exhibits

GOAL ACQUISITIONS CORP.

INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID Number 688)	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Goal Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Goal Acquisitions Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from October 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. Additionally, the Company is within 12 months of its mandatory liquidation as of the date of issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2020.

Melville, NY

April 15, 2022

GOAL ACQUISITIONS CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$7,708	$27,983
Prepaid expenses and other current assets	441,414	—
Deferred offering costs	—	234,702
Total current assets	449,122	262,685
Prepaid expenses, non-current	49,910	—
Marketable securities held in the trust account	258,775,579	—
Total assets	$259,274,611	$262,685

Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$856,932	$132,760
Sponsor loans	235,551	106,051
Total current liabilities	1,092,483	238,811
Warrant liabilities	373,071	—
Total liabilities	1,465,554	238,811

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 25,875,000 shares and no shares at redemption value of $10.00 at December 31, 2021 and 2020, respectively	258,750,000	—

Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,286,250 shares and 6,468,750 shares issued and outstanding at December 31, 2021 and 2020, respectively	729	647
Additional paid-in capital	336,908	24,353
Accumulated deficit	(1,278,580)	(1,126)
Total stockholders’ (deficit) equity	(940,943)	23,874
Total liabilities, redeemable common stock and stockholders’ (deficit) equity	$259,274,611	$262,685

The accompanying notes are an integral part of these financial statements.

GOAL ACQUISITIONS CORP.

STATEMENTS OF OPERATIONS

	December 31, 2021	For the period from October 26, 2020 (Inception) through December 31, 2020

Operating and formation costs	$1,596,618	$1,126

Loss from operations	(1,596,618)	(1,126)

Other income:
Interest income on marketable securities held in the trust account	25,592	—
Change in fair value of warrant liability	293,572	—
Total other income	319,164	—

Net loss	$(1,277,454)	$(1,126)

Weighted average shares outstanding, common stock subject to possible redemption	22,614,041	—
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.04)	$—
Weighted average shares outstanding, non-redeemable common stock	7,183,223	6,468,750
Basic and diluted net loss per share, non-redeemable common stock	$(0.04)	$(0.00)

The accompanying notes are an integral part of these financial statements.

GOAL ACQUISITIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM OCTOBER 26, 2020 (INCEPTION) TO DECEMBER 31, 2021

	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of October 26, 2020 (Inception)	—	—	—	—	—
Common stock issued to initial stockholder	6,468,750	647	24,353	—	25,000
Net Loss	—	—	—	(1,126)	(1,126)
Balance as of December 31, 2020	6,468,750	$647	$24,353	$(1,126)	$23,874
Sale of private units, net of initial fair value of private warrants	667,500	67	6,008,290	—	6,008,357
Issuance of representative shares	150,000	15		—	15
Remeasurement of redeemable shares under ASC 480-10-S99			(5,695,735)		(5,695,735)
Net loss	—	—	—	(1,277,454)	(1,277,454)
Balance as of December 31, 2021	7,286,250	$729	$336,908	$(1,278,580)	$(940,943)

The accompanying notes are an integral part of these financial statements.

GOAL ACQUISITIONS CORP.

STATEMENTS OF CASH FLOWS

	For the year ended	For the period from October 26, 2020 (Inception) through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(1,277,454)	$(1,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investments held in the trust account	(25,579)	—
Change in fair value of warrant liabilities	(293,572)	—
Formation cost paid by sponsor	—	1,051
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(486,324)	—
Accounts payable and accrued expenses	856,932	—
Net cash used in operating activities	(1,225,997)	(75)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(258,750,000)	—
Net cash used in investing activities	(258,750,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	253,575,000	25,000
Proceeds from issuance of Private Placement Warrants	6,675,000	—
Proceeds of sponsor loan	129,500	100,000
Payments of offering costs	(423,778)	(96,942)
Net cash provided by financing activities	259,955,722	28,058

Net Change in Cash	(20,275)	27,983
Cash – Beginning	27,983	—
Cash – Ending	$7,708	$27,983

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of warrant liabilities	$666,643	$—
Initial value of common stock subject to redemption	$258,750,000	$—
Deferred offering costs included in accrued expenses	$—	$132,760
Remeasurement of common shares subject to redemption	$5,695,735
Deferred offering costs paid by Sponsor	$—	$5,000

The accompanying notes are an integral part of these financial statements.

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 — Organization, Liquidity and Going Concern Considerations, and Business Operations

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

Trust Account

Following the closing of the IPO on February 16, 2021 and the underwriters’ full exercise of the over-allotment option on February 24, 2021, $258,750,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of Over-allotment Units, and the sale of the Private Units was placed in a Trust Account, which are held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account.

Liquidity and Going Concern Considerations

As of December 31, 2021, the Company had $7,708 in cash and a negative working capital of $643,361 (including unbilled legal costs related to the business combination of $527,872). The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition, the Company is within 12 months of its mandatory liquidation as of the time of filing this Form 10-K. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements.

Effective as of November 4, 2021, upon approval of the Board of Directors, the Company entered into an Expense Advancement Agreement with Goal Acquisitions Sponsor, LLC (the “Funding Party”). Pursuant to the Expense Advancement Agreement, the Funding Party agreed to advance to the Company from time to time, upon request by the Company, a maximum of $1,500,000 in the aggregate, in each instance issued pursuant to the terms of the form of promissory note, as may be necessary to fund the Company’s expenses relating to the investigation and selection of a target business and other working capital requirements prior to completion of any potential Business Combination.

All previously outstanding commitments from the Sponsor have been consolidated under the Expense Advancement Agreement, effective November 4, 2021.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may need to issue additional securities or incur debt in connection with such Initial Business Combination. The Company may not be able to obtain financing at favorable terms or at all.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In order to protect the amounts held in the Trust Account, the Sponsor will agree to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $100,000 for liquidation expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (with the exception of its independent registered public accountant), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in the Trust Account

At December 31, 2021, the Trust Account had $258,775,579 held in marketable securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021 and 2020, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Common Stock

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Year Ended December 31, 2021		For the Period from October 26, 2020 (Inception) through December 31, 2020
	Common stock subject to redemption	Common stock not subject to redemption	Common stock subject to redemption	Common stock not subject to redemption
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(969,498)	$(307,956)	$—	$(1,126)

Denominator:
Weighted-average shares outstanding	22,614,041	7,183,223	—	6,468,750
Basic and diluted net loss per common stock	$(0.04)	$(0.04)	$—	$(0.00)

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

The Company accounts for its 667,500 private placement warrants included as part of the private units as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Private Units have been estimated using Monte-Carlo simulations at each measurement date (see Note 8).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As of December 31, 2021, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$258,750,000
Less:
Common stock issuance costs	(5,695,735)
Plus:
Remeasurement of carrying value to redemption value	5,695,735
Contingently redeemable common stock	$258,750,000

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

Promissory Note — Related Party

Concurrently with the filing of the Company’s registration statement on Form S-1 on January 21, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company was authorized to borrow up to an aggregate principal amount of $200,000. In May 2021, the Sponsors agreed to increase the capacity (aggregate principal) on the Promissory Note to $300,000, and in August 2021, the Sponsors agreed to increase the capacity (aggregate principal) on the Promissory Note to $500,000. The Promissory Note is non-interest bearing and payable on the earliest of (i) April 30, 2021, (ii) the consummation of the IPO or (iii) the date on which the Company determines not to proceed with the IPO. As of November 4, 2021, the outstanding balance on the Promissory Note of $175,551 was consolidated into the Company’s Expense Advancement Agreement. The Company has elected to utilize the fair value option on these instruments.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At December 31, 2021, no such Working Capital Loans were outstanding.

Expense Advancement Agreement

Effective as of November 4, 2021, upon approval of the Board of Directors, the Company entered into an Expense Advancement Agreement with Goal Acquisitions Sponsor, LLC (the “Funding Party”). Pursuant to the Expense Advancement Agreement, the Funding Party has agreed to advance to the Company from time to time, upon request by the Company, a maximum of $1,500,000 in the aggregate, in each instance issued pursuant to the terms of the form of promissory note, as may be necessary to fund the Company’s expenses relating to the investigation and selection of a target business and other working capital requirements prior to completion of any potential Business Combination. All previously outstanding commitments from the Sponsor have been consolidated under the Expense Advancement Agreement, effective November 4, 2021. The Company has elected to utilize the fair value option on these instruments.

As of December 31, 2021, the available balance under the Expense Advance Agreement was $1,264,449. At the Sponsor’s option, at any time prior to payment in full of the principal balance of any promissory note issued under the Expense Advance Agreement, the Sponsor may elect to convert all or any portion of the outstanding principal amount of the promissory note into that number of warrants (the “Conversion Warrants”) equal to: (i) the portion of the principal amount of the promissory note being converted, divided by (ii) $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Common Stock after issuance of the promissory note, rounded up to the nearest whole number).

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and Representative Shares, as well as the holders of the Private Units and any units that may be issued in payment of Working Capital Loans made to the Company, are entitled to registration rights pursuant to an agreement to be signed prior to or on the Effective Date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on the Effective Date of the IPO. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the Effective Date of the IPO. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. The effect was reflected retroactively to the earliest period presented in the accompanying financial statements. At December 31, 2021, there were 7,286,250 shares of common stock issued and outstanding, excluding 25,875,000 shares of common stock subject to possible redemption. At December 31, 2020, there were 6,468,750 shares of common stock issued and outstanding.

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

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$258,775,579	$258,775,579	$—	$—
Liabilities:
Warrant liability	(373,071)	—	—	(373,071)
Sponsor loans	(235,551)			(235,551)

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between Levels 1, 2 or 3 during the quarter ended December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2021
Stock price	$9.73
Strike price	$11.50
Term (in years)	5.50
Volatility	10.4%
Risk-free rate	1.30%
Dividend yield	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$—
Initial measurement on February 16, 2021	666,643
Change in valuation inputs or other assumptions	(293,572)
Fair value as of December 31, 2021	$373,071

Note 9 – Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Start-up Costs	298,468
Federal net operating loss	31,448
Total deferred tax asset	329,915
Valuation allowance	(329,915)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	329,915

State
Current	—
Deferred	—
Valuation allowance	(329,915)
Income tax provision	$—

As of December 31, 2021, the Company had $149,750 in U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $329,915 as of December 31, 2021.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	—%
Change in fair value of warrants	4.8%
Valuation allowance	(25.8)%
Income tax provision	—%

The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of a full valuation allowances on deferred tax assets and the change in fair value of warrants.

The Company files federal and Texas income tax returns and is subject to examination by the various taxing authorities.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit Number	Description
3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
3.2	Form of Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
3.3	Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.1	Specimen Unit Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.2	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.3	Specimen Warrant Certificate. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.5	Description of Securities*
10.1	Form of Letter Agreement from each of the Registrant’s officers, directors, advisors and sponsor. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.3	Promissory Note. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.4	Form of Registration Rights Agreement. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.5	Form of Subscription agreement for private units and private warrants by Goal Acquisitions Sponsor, LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.6	Form of Stock Escrow Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.7	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.8	Expense Advance Agreement and Promissory Note between the Company and Goal Acquisitions Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2021).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit committee charter. (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
99.2	Compensation committee charter. (Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
99.3	Nominating committee charter. (Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Definition Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 15, 2022	GOAL ACQUISITIONS CORP.

		By:	/s/ William T. Duffy
		Name:	William T. Duffy
		Title:	Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Harvey Schiller	Chief Executive Officer	April 15, 2022
Harvey Schiller	(Principal Executive Officer)

/s/ William T. Duffy	Chief Financial Officer and Chief Operating Officer	April 15, 2022
William T. Duffy	(Principal Financial and Accounting Officer)

/s/ Donna Orender	Director	April 15, 2022
Donna Orender

/s/ David Falk	Director	April 15, 2022
David Falk

/s/ Kenneth Shropshire	Director	April 15, 2022
Kenneth Shropshire

-59-