Form 10-Q
period 2022-03-31
Goal Acquisitions Corp.
filed 2022-05-23
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☒ No ☐

As of May 23, 2022, a total of 33,161,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Goal Acquisitions Corp.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$24,812	$7,708
Prepaid expenses and other current assets	456,037	441,414
TOTAL CURRENT ASSETS	480,849	449,122

Prepaid expenses, non-current	—	49,910
Marketable securities held in the trust account	258,801,637	258,775,579
TOTAL ASSETS	$259,282,486	$259,274,611

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$663,836	$856,932
Sponsor loans issued under the Expense Advance Agreement	680,551	235,551
Advances – related party	2,557	—
TOTAL CURRENT LIABILITIES	1,346,944	1,092,483

Warrant liabilities	202,938	373,071
TOTAL LIABILITIES	1,549,882	1,465,554

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Common stock subject to possible redemption, 25,875,000 shares at redemption value at March 31, 2022 and December 31, 2021	258,750,000	258,750,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 7,286,250 shares issued and outstanding at March 31, 2022 and December 31, 2021	729	729
Additional paid-in capital	336,908	336,908
Accumulated deficit	(1,355,033)	(1,278,580)
TOTAL STOCKHOLDERS’ DEFICIT	(1,017,396)	(940,943)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$259,282,486	$259,274,611

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Operating costs	$272,644	$60,060
Loss from operations	(272,644)	(60,060)

Other income:
Interest income on marketable securities held in the trust account	26,058	7,536
Change in fair value of warrant liability	170,133	354,867
Total other income	196,191	362,403

Net (loss) income	$(76,453)	$302,343

Weighted average shares outstanding, common stock subject to possible redemption	25,875,000	12,226,648
Basic and diluted net (loss) income per share, common stock subject to possible redemption	$(0.00)	$0.02
Weighted average shares outstanding, non-redeemable common stock	7,286,250	6,855,041
Basic and diluted net (loss) income per share, non-redeemable common stock	$(0.00)	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,286,250	$729	$336,908	$(1,278,580)	$(940,943)

Net loss	—	—	—	(76,453)	(76,453)
Balance as of March 31, 2022	7,286,250	$729	$336,908	$(1,355,033)	$(1,017,396)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Paid-In	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2021	6,468,750	$647	$24,353	$(1,126)	$23,874

Sale of private units, net of initial fair value of private warrants	667,500	67	6,008,290	—	6,008,357

Issuance of representative shares	150,000	15	—	—	15

Remeasurement of redeemable shares under ASC 480-10-S99	—	—	(5,695,735)	—	(5,695,735)

Net income	—	—	—	302,343	302,343
Balance as of March 31, 2021	7,286,250	$729	$336,908	$301,217	$638,854

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net (loss) income	$(76,453)	$302,343
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in the trust account	(26,058)	(7,532)
Change in fair value of warrant liabilities	(170,133)	(354,867)
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	35,287	(882,865)
Accounts payable and accrued expenses	(193,096)	—
Net cash used in operating activities	(430,453)	(942,921)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(258,750,000)
Net cash used in investing activities	—	(258,750,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	253,575,000
Proceeds from issuance of Private Placement Warrants	—	6,675,000
Proceeds from sponsor loans issued under the Expense Advance Agreement	445,000	69,500
Advances from Sponsor	2,557	—
Payments of offering costs	—	(418,779)
Net cash provided by financing activities	447,557	259,900,721

Net Change in Cash	17,104	207,800
Cash – Beginning	7,708	27,983
Cash – Ending	$24,812	$235,783

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of warrant liabilities	$—	$66,642
Initial value of common stock subject to redemption	$—	$258,750,000
Remeasurement of common shares subject to redemption	$—	$5,695,735

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations and Going Concern

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities held in the trust account and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had $24,812 in cash and negative working capital of $816,095 (including unbilled legal costs related to the Company’s search for a prospective initial Business Combination of $536,000 and billed disbursements of $9,240). The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition, the Company is within 12 months of its mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements.

Effective as of November 4, 2021, upon approval of the Board of Directors, the Company entered into an expense advance agreement (the “Expense Advancement Agreement”) with Goal Acquisitions Sponsor, LLC (the “Funding Party”). Pursuant to the Expense Advancement Agreement, the Funding Party agreed to advance to the Company from time to time, upon request by the Company, a maximum of $1,500,000 in the aggregate, in each instance issued pursuant to the terms of the form of promissory note, as may be necessary to fund the Company’s expenses relating to the investigation and selection of a target business and other working capital requirements prior to completion of any potential Business Combination.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 2 — Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022. The interim results for the three months and three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in the Trust Account

At March 31, 2022 and December 31, 2021, the Trust Account had $258,801,637 and $258,775,579 held in marketable securities, respectively. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Sponsor Loan Conversion Option

The Company accounts for its Sponsor Loan Conversion Option (as defined in Note 5) exercisable for promissory notes payable to the Sponsor issued under the Expense Advance Agreement under ASC 815, Derivatives and Hedging (“ASC 815”). The Sponsor Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Redeemable	Non - Redeemable	Redeemable	Non - Redeemable
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(59,655)	$(16,798)	$193,727	$108,616
Denominator:
Weighted-average shares outstanding	25,875,000	7,286,250	12,226,648	6,855,041
Basic and diluted net (loss) income per common stock	$(0.00)	$(0.00)	$0.02	$0.02

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

The Company accounts for its 667,500 private placement warrants (the “Private Placement Warrants”) included as part of the private units as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Private Units have been estimated using Monte-Carlo simulations at each measurement date (see Note 8).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three months and three months ended March 31, 2022 and 2021.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

As of March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$258,750,000
Less:
Common stock issuance costs	(5,695,735)
Plus:
Remeasurement of Class A common stock carrying value redemption value	5,695,735
Class A common stock subject to possible redemption	$258,750,000

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Sponsor Loans Issued Under Expense Advancement Agreement

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

As of March 31, 2022 and December 31, 2021, the available balance under the Expense Advance Agreement was $819,449 and $1,264,449, respectively. At the Sponsor’s option, at any time prior to payment in full of the principal balance of any promissory note issued under the Expense Advance Agreement, the Sponsor may elect to convert all or any portion of the outstanding principal amount of the promissory note into that number of warrants (the “Conversion Warrants”) equal to: (i) the portion of the principal amount of the promissory note being converted, divided by (ii) $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Common Stock after issuance of the promissory note, rounded up to the nearest whole number) (the “Sponsor Loan Conversion Option”).

As of March 31, 2022 and December 31, 2021 the fair value of the Sponsor loans issued was $680,551 and $235,551, respectively, and the fair value of the Sponsor Loan Conversion Option was $0 and $0, respectively.

Advances – Related Party

As of March 31, 2022 the Company will reimburse the Sponsor for expenses paid on its behalf in the amount of $2,557. The expenses include payment of other operating expenses.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and Representative Shares, which are the 150,000 shares of common stock issued to EarlyBirdCapital, Inc. (“EarlyBird”) and its designees prior to the consummation of the Company’s IPO, as well as the holders of the Private Units and any units that may be issued in payment of Working Capital Loans made to the Company, are entitled to registration rights pursuant to an agreement to be signed prior to or on the Effective Date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, EarlyBird may only make a demand on one occasion and only during the five-year period beginning on the Effective Date of the IPO. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBird may participate in a “piggy-back” registration only during the seven-year period beginning on the Effective Date of the IPO. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Agreement

In connection with the Initial Public Offering, the Company engaged EarlyBird as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay EarlyBird a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of IPO (exclusive of any applicable finders’ fees which might become payable). The agreement was subsequently revised as discussed below.

On November 5, 2021 the Company entered into an agreement with EarlyBird together with JMP Securities LLC (“JMP”) and JonesTrading Institutional Services LLC (“JonesTrading”) (together, the “Advisors”) to assist the Company in the possible private placement of equity securities and/or debt securities to provide financing to the Company in connection with a Business Combination. The Company shall pay the Advisors a cash fee (the “Transaction Fee”) equal to the greater of (A) $4,000,000, and (B) 5% of the gross proceeds received from the sale of securities to parties that are not excluded investors as set forth in the agreement. All fees paid to the Advisors hereunder shall be paid 40% to JMP, 30% to JonesTrading, and 30% to EarlyBird. The Transaction Fee shall be paid to the Advisors by withholding such fee from the proceeds received.

Deferred Legal Fees

As of March 31, 2022 and December 31, 2021, the Company has incurred unbilled legal costs of $536,000 and $527,872, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s condensed balance sheets.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. The effect was reflected retroactively to the earliest period presented in the accompanying financial statements. At March 31, 2022 and December 31, 2021, there were 7,286,250 shares of common stock issued and outstanding, excluding 25,875,000 shares of common stock subject to possible redemption.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$258,801,637	$258,801,637	$—	$—
Liabilities:
Warrant liability	(202,938)	—	—	(202,938)
Sponsor Loan Conversion Option	—	—	—	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$258,775,579	$258,775,579	$—	$—
Liabilities:
Warrant liabilities	(373,071)	—	—	(373,071)
Sponsor Loan Conversion Option	—	—	—	—

Warrant Liabilities

The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of comparable companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for the Private Placement Warrants:

	December 31, 2021	March 31, 2022
Stock price	$9.73	$9.76
Strike price	$11.50	$11.50
Term (in years)	5.50	5.42
Volatility	10.4%	5.30%
Risk-free rate	1.30%	2.42%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$373,071

Change in valuation inputs or other assumptions	(170,133)
Fair value as of March 31, 2022	$202,938

Sponsor Loan Conversion Option

The Company established the fair value for the Sponsor Loan Conversion Option using a Monte-Carlo method model, which is considered to be a Level 3 fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements for the Sponsor Loan Conversion Option:

March 31, 2022
Stock price	$9.76
Strike price of warrants	$11.50
Strike price of debt conversion	$1.50
Term (in years)	5.42
Volatility	5.3%
Risk-free rate	2.42%

The fair value of the Sponsor Loan Conversion Option was $0 and $0 as of March 31, 2022 and December 31, 2021, respectively; there was no change in fair value for the Sponsor Loan Conversion Option for the three months ended March 31, 2022. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 for the Sponsor Loan Conversion Option.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s final prospectus for the Company’s initial public offering filed with the SEC on February 11, 2021 and the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated on October 26, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2021. On February 16, 2021, the Company consummated the IPO of 22,500,000 units (the “Units”) at a price of $10.00 per Unit, for total gross proceeds of $225,000,000. On February 24, 2021, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional 3,375,000 Units (the “Over-Allotment Units”). The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of $33,750,000. Each Unit consists of one shares of common stock, $0.0001 par value, and one redeemable warrant entitling its holder to purchase one share of common stock at a price of $11.50 per share.

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

Results of Operations

For the three months ended March 31, 2022, we had net loss of $76,453. We incurred $272,644 of operating costs consisting mostly of general and administrative expenses. We had investment income of $26,058 on our amounts held in Trust. We also recognized a $170,133 gain on the change in the fair value of the warrant liability.

For the three months ended March 31, 2021, we had net income of $302,343. We incurred $60,060 of operating costs consisting mostly of general and administrative expenses. We had investment income of $7,536 on our amounts held in Trust. We also recognized a $354,867 gain on the change the fair value of the warrant liability.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, we had $24,812 in cash and negative working capital of $816,095 (including unbilled legal costs related to our search for a prospective initial Business Combination of $536,000 and billed disbursements of $9,240). In addition, in order to finance transaction costs in connection with a Business Combination, our initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (see Note 5). There are currently no amounts outstanding under any working capital loans.

In addition, in May 2021, we received a commitment letter from the Sponsor whereby the Sponsor committed to fund any working capital shortfalls through the earlier of an initial Business Combination or the our liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $300,000. In August 2021, we received a new commitment letter from the Sponsor to increase such loan amount up to $500,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of our initial Business Combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.50 per warrant.

Effective as of November 4, 2021, upon approval of the Board of Directors, we entered into an Expense Advancement Agreement with Goal Acquisitions Sponsor, LLC (the “Funding Party”). Pursuant to the Expense Advancement Agreement, the Funding Party has agreed to advance to us from time to time, upon request by us, a maximum of $1,500,000 in the aggregate, in each instance issued pursuant to the terms of the form of promissory note, as may be necessary to fund our expenses relating to the investigation and selection of a target business and other working capital requirements prior to completion of any potential Business Combination.

Pursuant to the terms of the Expense Advancement Agreement, if we complete a Business Combination, we will repay all outstanding loaned amounts. No interest accrues on the unpaid principal balance of any Promissory Note. The Funding Party cannot seek repayment from the trust account for amounts owed under the Agreement. All loans from the Funding Party are convertible into warrants to purchase shares of common stock (the “Conversion Warrants”), at the option of the Funding Party. The number of Conversion Warrants granted will be equal to the portion of the principal amount of the Promissory Note being converted, divided by $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to our common stock occurring after the date of the Expense Advancement Agreement), rounded up to the nearest whole number of shares. The Conversion Warrants shall be identical to those warrants that were issued in a private placement that closed concurrently with our initial public offering. The holders of Conversion Warrants or shares of common stock underlying the Conversion Warrants are entitled to certain demand and piggyback registration rights pursuant to the terms of the Expense Advancement Agreement. All previously outstanding commitments from the Sponsor have been consolidated under the Expense Advancement Agreement, effective November 4, 2021.

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

We are within 12 months of our mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, February 16, 2023.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of March 31, 2022 and December 31, 2021, 25,875,000 and no shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net (Loss) Income Per Common Share

The Company has one class of common stock, common stock sold in the IPO is subject to possible redemption. The 25,875,000 common stock underlying the outstanding warrants were excluded from diluted earnings per common stock for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common share is the same as basic net loss per common share for the periods.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 is not expected to have an impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOAL ACQUISITIONS CORP.

Date: May 23, 2022	By:	/s/ William T. Duffy
	Name:	William T. Duffy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

-23-