Form 10-Q
period 2022-06-30
Goal Acquisitions Corp.
filed 2022-08-15
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☒ No ☐

As of August 15, 2022, a total of 33,161,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Goal Acquisitions Corp.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,997	$7,708
Prepaid expenses and other current assets	326,456	441,414
TOTAL CURRENT ASSETS	330,453	449,122

Prepaid expenses, non-current	—	49,910
Marketable securities held in the trust account	259,151,071	258,775,579
TOTAL ASSETS	$259,481,524	$259,274,611

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$612,801	$856,932
Sponsor loans issued under the Expense Advance Agreement	872,551	235,551
Advances – related party	2,557	—
TOTAL CURRENT LIABILITIES	1,487,909	1,092,483

Warrant liabilities	70,024	373,071
TOTAL LIABILITIES	1,557,933	1,465,554

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Common stock subject to possible redemption, 25,875,000 shares at redemption value at June 30, 2022 and December 31, 2021	258,872,877	258,750,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 7,286,250 shares issued and outstanding at June 30, 2022 and December 31, 2021	729	729
Additional paid-in capital	214,031	336,908
Accumulated deficit	(1,164,046)	(1,278,580)
TOTAL STOCKHOLDERS’ DEFICIT	(949,286)	(940,943)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$259,481,524	$259,274,611

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the six Months Ended June 30,
	2022	2021	2022	2021

Operating costs	$265,441	$395,966	$538,085	$456,026
Loss from operations	(265,441)	(395,966)	(538,085)	(456,026)

Other income (expense):
Interest income on marketable securities held in the trust account	349,421	9,255	375,479	16,791
Change in fair value of warrant liability	132,914	(152,965)	303,047	201,902
Total other income (expense)	482,335	(143,710)	678,526	218,693

Income (loss) before income taxes	216,894	(539,676)	140,441	(237,333)
Provision for income taxes	(25,907)	—	(25,907)	—

Net income (loss)	$190,987	$(539,676)	$114,534	$(237,333)

Weighted average shares outstanding, common stock subject to possible redemption	25,875,000	25,875,000	25,875,000	19,280,387
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.01	$(0.02)	$0.00	$(0.01)
Weighted average shares outstanding, non-redeemable common stock	7,286,250	7,286,250	7,286,250	7,097,134
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.01	$(0.02)	$0.00	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,286,250	$729	$336,908	$(1,278,580)	$(940,943)

Net loss	—	—	—	(76,453)	(76,453)
Balance as of March 31, 2022	7,286,250	729	336,908	(1,355,033)	(1,017,396)

Remeasurement of common stock subject to possible redemption	—	—	(122,877)	—	(122,877)
Net income	—	—	—	190,987	190,987
Balance as of June 30, 2022	7,286,250	$729	$214,031	$(1,164,046)	$(949,286)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Paid-In	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2021	6,468,750	$647	$24,353	$(1,126)	$23,874

Sale of private units, net of initial fair value of private warrants	667,500	67	6,008,290	—	6,008,357

Issuance of representative shares	150,000	15	—	—	15

Remeasurement of redeemable shares under ASC 480-10-S99	—	—	(5,695,735)	—	(5,695,735)

Net income	—	—	—	302,343	302,343
Balance as of March 31, 2021	7,286,250	729	336,908	301,217	638,854

Net loss	—	—	—	(539,676)	(539,676)
Balance as of June 30, 2021	7,286,250	$729	$336,908	$(238,459)	$99,178

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$114,534	$(237,333)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in the trust account	(375,492)	(16,781)
Change in fair value of warrant liabilities	(303,047)	(201,902)
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	164,868	(744,211)
Accounts payable and accrued expenses	(244,131)	194,144
Net cash used in operating activities	(643,268)	(1,006,083)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(258,750,000)
Net cash used in investing activities	—	(258,750,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	253,575,000
Proceeds from issuance of Private Placement Warrants	—	6,675,000
Proceeds from sponsor loans issued under the Expense Advance Agreement	637,000	69,500
Advances from Sponsor	2,557	—
Payments of offering costs	—	(418,778)
Net cash provided by financing activities	639,557	259,900,722

Net Change in Cash	(3,711)	144,639
Cash – Beginning	7,708	27,983
Cash – Ending	$3,997	$172,622

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of warrant liabilities	$—	$666,643
Initial value of common stock subject to redemption	$—	$254,080,510
Remeasurement of common shares subject to redemption	$122,877	$(231,340)

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities held in the trust account and will recognize changes in the fair value of warrant liabilities as other income (expense).

Financing

The registration statement for the Company’s IPO was declared effective on February 10, 2021 (the “Effective Date”). On February 16, 2021, the Company consummated the IPO of 22,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $225,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 600,000 units (the “Private Units”), at a price of $10.00 per Private Unit to Goal Acquisition Sponsor, LLC (the “Sponsor”), generating total gross proceeds of $6,000,000.

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

Trust Account

Following the closing of the IPO on February 16, 2021 and the underwriters’ full exercise of the over-allotment option on February 24, 2021, $258,750,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of Over-allotment Units, and the sale of the Private Units was placed in a Trust Account, which are held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account.

Initial Business Combination

The Company will provide holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Sponsor and the Company’s officers and directors have agreed (a) to waive redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Amended and Restated Certificate of Incorporation or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

The holders of the Founder Shares have agreed to waive liquidation distributions with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquired Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $100,000 for liquidation expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (with the exception of its independent registered public accountant), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $3,997 in cash and a working capital deficit of $1,128,524 (including unbilled legal costs related to the Company’s search for a prospective initial Business Combination of $541,139). The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition, the Company is within 12 months of its mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements.

Effective as of November 4, 2021, upon approval of the Board of Directors, the Company entered into an expense advance agreement (the “Expense Advancement Agreement”) with the Sponsor. Pursuant to the Expense Advancement Agreement, the Sponsor agreed to advance to the Company from time to time, upon request by the Company, a maximum of $1,500,000 in the aggregate, in each instance issued pursuant to the terms of the form of promissory note, as may be necessary to fund the Company’s expenses relating to the investigation and selection of a target business and other working capital requirements prior to completion of any potential Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in the Trust Account

At June 30, 2022 and December 31, 2021, the Trust Account had $259,151,071 and $258,775,579 held in marketable securities, respectively. During the six months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Sponsor Loan Conversion Option

The Company accounts for its Sponsor Loan Conversion Option (as defined in Note 5) exercisable for promissory notes payable to the Sponsor issued under the Expense Advance Agreement under ASC 815, Derivatives and Hedging (“ASC 815”). The Sponsor Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Redeemable	Non - Redeemable	Redeemable	Non - Redeemable	Redeemable	Non - Redeemable	Redeemable	Non - Redeemable
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$149,023	$41,964	$(421,097)	$(118,579)	$89,368	$25,166	$(173,301)	$(64,032)
Denominator:
Weighted-average shares outstanding	25,875,000	7,286,250	25,875,000	7,286,250	25,875,000	7,286,250	19,280,387	7,097,134
Basic and diluted net income (loss) per common stock	$0.01	$0.01	$(0.02)	$(0.02)	$0.00	$0.00	$(0.01)	$(0.01)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 11.94% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 18.45% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

As of June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$258,750,000
Less:
Common stock issuance costs	(5,695,735)
Plus:
Remeasurement of Class A common stock carrying value redemption value	5,695,735
Class A common stock subject to possible redemption, December 31, 2021	$258,750,000
Plus:
Remeasurement of Class A common stock carrying value redemption value	122,877
Class A common stock subject to possible redemption, June 30, 2022	$258,872,877

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

As of June 30, 2022 and December 31, 2021, the available balance under the Expense Advance Agreement was $627,449 and $1,264,449, respectively. At the Sponsor’s option, at any time prior to payment in full of the principal balance of any promissory note issued under the Expense Advance Agreement, the Sponsor may elect to convert all or any portion of the outstanding principal amount of the promissory note into that number of warrants (the “Conversion Warrants”) equal to: (i) the portion of the principal amount of the promissory note being converted, divided by (ii) $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Common Stock after issuance of the promissory note, rounded up to the nearest whole number) (the “Sponsor Loan Conversion Option”).

As of June 30, 2022 and December 31, 2021 the fair value of the Sponsor loans issued was $872,551 and $235,551, respectively, and the fair value of the Sponsor Loan Conversion Option was $0 and $0, respectively.

Advances – Related Party

As of June 30, 2022 the Company will reimburse the Sponsor for expenses paid on its behalf in the amount of $2,557. The expenses include payment of other operating expenses.

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

On November 5, 2021 the Company entered into an agreement with EarlyBird together with JMP Securities LLC (“JMP”) and JonesTrading Institutional Services LLC (“JonesTrading”) (together, the “Advisors”) to assist the Company in the possible private placement of equity securities and/or debt securities to provide financing to the Company in connection with a Business Combination. The Company shall pay the Advisors a cash fee (the “Transaction Fee”) equal to the greater of (A) $4,000,000, or (B) 5% of the gross proceeds received from the sale of securities to parties that are not excluded investors as set forth in the agreement. All fees paid to the Advisors hereunder shall be paid 40% to JMP, 30% to JonesTrading, and 30% to EarlyBird. The Transaction Fee shall be paid to the Advisors by withholding such fee from the proceeds received.

Deferred Legal Fees

As of June 30, 2022 and December 31, 2021, the Company has incurred unbilled legal costs of $541,139 and $527,872, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s condensed balance sheets.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of 0.125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. At June 30, 2022 and December 31, 2021, there were 7,286,250 shares of common stock issued and outstanding, excluding 25,875,000 shares of common stock subject to possible redemption.

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

Representative Shares — The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the Effective Date of the registration statement related to the IPO pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the Effective Date of the registration statements related to the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the Effective Date of the registration statements related to the IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$259,151,071	$259,151,071	$—	$—
Liabilities:
Warrant liability	(70,024)	—	—	(70,024)
Sponsor Loan Conversion Option	—	—	—	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$258,775,579	$258,775,579	$—	$—
Liabilities:
Warrant liabilities	(373,071)	—	—	(373,071)
Sponsor Loan Conversion Option	—	—	—	—

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for the Private Placement Warrants:

	December 31, 2021	June 30, 2022
Stock price	$9.73	$9.79
Strike price	$11.50	$11.50
Term (in years)	5.50	5.46
Volatility	10.4%	9.10%
Risk-free rate	1.30%	3.02%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$373,071

Change in valuation inputs or other assumptions	(170,133)
Fair value as of March 31, 2022	$202,938

Change in valuation inputs or other assumptions	(132,914)
Fair value as of June 30, 2022	$70,024

Sponsor Loan Conversion Option

The Company established the fair value for the Sponsor Loan Conversion Option using a Monte-Carlo method model, which is considered to be a Level 3 fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements for the Sponsor Loan Conversion Option:

	December 31, 2021	June 30, 2022
Stock price	$9.73	$9.79
Strike price of warrants	$11.50	$11.50
Strike price of debt conversion	$1.50	$1.50
Term (in years)	5.50	5.46
Volatility	10.40%	9.10%
Risk-free rate	1.30%	3.02%

The fair value of the Sponsor Loan Conversion Option was $0 and $0 as of June 30, 2022 and December 31, 2021, respectively; there was no change in fair value for the Sponsor Loan Conversion Option for the six months ended June 30, 2022. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the six months ended June 30, 2022 for the Sponsor Loan Conversion Option.

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

Results of Operations

For the three months ended June 30, 2022, we had net income of $190,987. We had investment income of $349,421 on the amount held in Trust. We recognized a $132,914 gain on the change in the fair value of the warrant liability. We incurred $265,441 of operating costs consisting mostly of general and administrative expenses. We also recognized a $25,907 provision for income taxes.

For the six months ended June 30, 2022, we had net income of $114,534. We had investment income of $375,479 on the amounts held in Trust. We recognized a $303,047 gain on the change in the fair value of the warrant liability. We incurred $538,085 of operating costs consisting mostly of general and administrative expenses. We also recognized a $25,907 provision for income taxes.

For the three months ended June 30, 2021, we had net loss of $539,676. We incurred $395,966 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $9,249 on our amounts held in Trust and $6 of interest on operating bank account. We also recognized $152,965 gain on the change in the fair value of the warrant liability.

For the six months ended June 30, 2021, we had net loss of $237,333. We incurred $456,026 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $16,781 on the amounts held in Trust and $10 of interest on operating bank account. We also recognized $201,902 loss on the change in the fair value of the warrant liability.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, we had $3,997 in cash and a working capital deficit of $1,128,524 (including unbilled legal costs related to our search for a prospective initial Business Combination of $541,139). In addition, in order to finance transaction costs in connection with a Business Combination, our initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (see Note 5). There are currently no amounts outstanding under any working capital loans.

In addition, in May 2021, we received a commitment letter from the Sponsor whereby the Sponsor committed to fund any working capital shortfalls through the earlier of an initial Business Combination or our liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $300,000. In August 2021, we received a new commitment letter from the Sponsor to increase such loan amount up to $500,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of our initial Business Combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.50 per warrant.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the working capital loans.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of both June 30, 2022 and December 31, 2021, 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net (Loss) Income Per Common Share

The Company has one class of common stock, common stock sold in the IPO is subject to possible redemption. The 25,875,000 common stock underlying the outstanding warrants were excluded from diluted earnings per common stock for the three and six months ended June 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common share is the same as basic net loss per common share for the periods.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 is not expected to have an impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GOAL ACQUISITIONS CORP.

Date: August 15, 2022	By:	/s/ William T. Duffy
	Name:	William T. Duffy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

-24-