Form 10-Q
period 2022-09-30
Goal Acquisitions Corp.
filed 2022-11-14
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☒ No ☐

As of November 11, 2022, a total of 33,161,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Goal Acquisitions Corp.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$22,318	$7,708
Prepaid expenses and other current assets	195,310	441,414
TOTAL CURRENT ASSETS	217,628	449,122

Prepaid expenses, non-current	—	49,910
Marketable securities held in the trust account	260,034,311	258,775,579
TOTAL ASSETS	$260,251,939	$259,274,611

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$592,288	$856,932
Sponsor loans issued under the Expense Advance Agreement	697,558	235,551
Income taxes payable	260,671	—
TOTAL CURRENT LIABILITIES	1,550,517	1,092,483

Warrant liabilities	29,521	373,071
TOTAL LIABILITIES	1,580,038	1,465,554

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Common stock subject to possible redemption, 25,875,000 shares at redemption value at September 30, 2022 and December 31, 2021	259,729,666	258,750,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 7,286,250 shares issued and outstanding at September 30, 2022 and December 31, 2021	729	729
Additional paid-in capital	—	336,908
Accumulated deficit	(1,058,494)	(1,278,580)
TOTAL STOCKHOLDERS’ DEFICIT	(1,057,765)	(940,943)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$260,251,939	$259,274,611

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the nine Months Ended September 30,
	2022	2021	2022	2021

Operating costs	$225,368	$221,686	$763,453	$677,712
Loss from operations	(225,368)	(221,686)	(763,453)	(677,712)

Other income:
Interest income on marketable securities held in the trust account	1,167,939	3,333	1,543,418	20,124
Change in fair value of warrant liability	40,503	55,068	343,550	256,970
Total other income	1,208,442	58,401	1,886,968	277,094

Income (loss) before income taxes	983,074	(163,285)	1,123,515	(400,618)
Provision for income taxes	(234,764)	—	(260,671)	—

Net income (loss)	$748,310	$(163,285)	$862,844	$(400,618)

Weighted average shares outstanding, common stock subject to possible redemption	25,875,000	25,875,000	25,875,000	21,502,747
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.02	$(0.00)	$0.03	$(0.01)
Weighted average shares outstanding, non-redeemable common stock	7,286,250	7,286,250	7,286,250	7,160,865
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.02	$(0.00)	$0.03	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,286,250	$729	$336,908	$(1,278,580)	$(940,943)

Net loss	—	—	—	(76,453)	(76,453)
Balance as of March 31, 2022	7,286,250	729	336,908	(1,355,033)	(1,017,396)

Remeasurement of common stock subject to possible redemption	—	—	(122,877)	—	(122,877)

Net income	—	—	—	190,987	190,987
Balance as of June 30, 2022	7,286,250	$729	$214,031	$(1,164,046)	$(949,286)

Remeasurement of common stock subject to possible redemption	—	—	(214,031)	(642,758)	(856,789)

Net income	—	—	—	748,310	748,310
Balance as of September 30, 2022	7,286,250	$729	$—	$(1,058,494)	$(1,057,765)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Paid-In	(Accumulated Deficit)/ Retained	Total Stockholders’ Equity
	Shares	Amount	Capital	Earnings	(Deficit)
Balance as of January 1, 2021	6,468,750	$647	$24,353	$(1,126)	$23,874

Sale of private units, net of initial fair value of private warrants	667,500	67	6,008,290	—	6,008,357

Issuance of representative shares	150,000	15	—	—	15

Remeasurement of redeemable shares under ASC 480-10-S99	—	—	(5,695,735)	—	(5,695,735)

Net income	—	—	—	302,343	302,343
Balance as of March 31, 2021	7,286,250	729	336,908	301,217	638,854

Net loss	—	—	—	(539,676)	(539,676)
Balance as of June 30, 2021	7,286,250	$729	$336,908	$(238,459)	$99,178

Net loss	—	—	—	(163,285)	(163,285)
Balance as of September 30, 2021	7,286,250	$729	$336,908	$(401,744)	$(64,107)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$862,844	$(400,618)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in the trust account	(1,543,402)	(20,111)
Change in fair value of warrant liabilities	(343,550)	(256,970)
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	296,014	(613,933)
Accounts payable and accrued expenses	(264,644)	147,823
Income taxes payable	260,671	—
Net cash used in operating activities	(732,067)	(1,143,809)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(258,750,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	284,670	—
Net cash provided by (used in) investing activities	284,670	(258,750,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	253,575,000
Proceeds from issuance of Private Placement Warrants	—	6,675,000
Proceeds from Sponsor loans issued under the Expense Advance Agreement	717,500	69,500
Repayment of Sponsor loans under the Expense Advance Agreement	(255,493)	—
Advances from Sponsor	2,557	—
Repayment of advances from Sponsor	(2,557)	—
Payments of offering costs	—	(418,778)
Net cash provided by financing activities	462,007	259,900,722

Net Change in Cash	14,610	6,913
Cash – Beginning	7,708	27,983
Cash – Ending	$22,318	$34,896

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of warrant liabilities	$—	$666,643
Initial value of common stock subject to redemption	$—	$258,750,000
Remeasurement of common shares subject to redemption	$979,666	$5,695,735

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities held in the trust account and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

The holders of the Founder Shares have agreed to waive liquidation distributions with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquired Public Shares in or after the IPO, such Public Shares would be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $22,318 in cash and a working capital deficit of $1,029,394 (including unbilled legal costs related to the Company’s search for a prospective initial Business Combination of $546,116). The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition, the Company is within 12 months of its mandatory liquidation date of February 16, 2023 (the “Liquidation Date”) as of the time of filing this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements.

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

Under the current rules and regulations of the SEC we are not deemed an investment company for purposes of the Investment Company Act of 1940 (the “Investment Company Act”); however, on March 30, 2022, the SEC proposed new rules (the “Proposed Rules”) relating, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The Proposed Rules provide a safe harbor for companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the Proposed Rules would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of such registration statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. We did not enter into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to our initial public offering and there is a risk that we may not complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction.

Currently, the funds in our trust account are held only in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The Investment Company Act defines an investment company as any issuer which (i) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; (ii) is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding; or (iii) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis.

On or immediately prior to the 24 month anniversary of the effective date of our registration statement relating to our initial public offering, we intend to review and assess our primary line of business and the value of our investment securities as compared to the value of our total assets to determine whether we may be deemed an investment company. The longer that the funds in the trust account are held in money market funds, there is a greater risk that we may be considered an unregistered investment company. In the event we are deemed an investment company under the Investment Company Act, whether based upon our activities, the investment of our funds, or as a result of the Proposed Rules being adopted by the SEC, we may determine that we are required to liquidate the money market funds held in our trust account and may thereafter hold all funds in our trust account in cash until the earlier of consummation of our business combination or liquidation. As a result, if we were to switch all funds to cash, we will likely receive minimal interest, if any, on the funds held in our trust account after such time, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our Company.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in the Trust Account

At September 30, 2022 and December 31, 2021, the Trust Account had $260,034,311 and $258,775,579 held in marketable securities, respectively. During the nine months ended September 30, 2022 the Company withdrew $284,670 of interest income from the Trust Account to pay its tax obligations.

Sponsor Loan Conversion Option

The Company accounts for its Sponsor Loan Conversion Option (as defined in Note 5) exercisable for promissory notes payable to the Sponsor issued under the Expense Advance Agreement under ASC 815, Derivatives and Hedging (“ASC 815”). The Sponsor Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Redeemable	Non - Redeemable	Redeemable	Non - Redeemable	Redeemable	Non - Redeemable	Redeemable	Non - Redeemable
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$583,889	$164,420	$(127,408)	$(35,877)	$673,258	$189,585	$(300,534)	$(100,084)
Denominator:
Weighted-average shares outstanding	25,875,000	7,286,250	25,875,000	7,286,250	25,875,000	7,286,250	21,502,747	7,160,865
Basic and diluted net income (loss) per common stock	$0.02	$0.02	$(0.00)	$(0.00)	$0.03	$0.03	$(0.01)	$(0.01)

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

The Company accounts for its 667,500 private placement warrants (the “Private Placement Warrants”) included as part of the private units as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Private Units have been estimated using Monte-Carlo simulations at each measurement date (see Note 8).

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 23.88% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 23.20% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$258,750,000
Less:
Common stock issuance costs	(5,695,735)
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	5,695,735
Class A common stock subject to possible redemption, December 31, 2021	258,750,000
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	979,666
Common stock subject to possible redemption, September 30, 2022	$259,729,666

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

As of September 30, 2022 and December 31, 2021, the available balance under the Expense Advance Agreement was $802,442 and $1,264,449, respectively. At the Sponsor’s option, at any time prior to payment in full of the principal balance of any promissory note issued under the Expense Advance Agreement, the Sponsor may elect to convert all or any portion of the outstanding principal amount of the promissory note into that number of warrants (the “Conversion Warrants”) equal to: (i) the portion of the principal amount of the promissory note being converted, divided by (ii) $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Common Stock after issuance of the promissory note, rounded up to the nearest whole number) (the “Sponsor Loan Conversion Option”).

As of September 30, 2022 and December 31, 2021 the fair value of the Sponsor loans issued was $697,558 and $235,551, respectively, and the fair value of the Sponsor Loan Conversion Option was $0 and $0, respectively.

Advances – Related Party

During the nine months ended the Company reimbursed the Sponsor for $2,557 in expenses paid on its behalf. As of September 30, 2022 there was no remaining balance owed under the advance. The expenses were comprised of payments for other operating expenses.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and Representative Shares, which are the 150,000 shares of common stock issued to EarlyBirdCapital, Inc. (“EarlyBird”) and its designees prior to the consummation of the Company’s IPO, as well as the holders of the Private Units and any units that may be issued in payment of Working Capital Loans made to the Company, are entitled to registration rights pursuant to an agreement to be signed prior to the Effective Date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, EarlyBird may only make a demand on one occasion and only during the five-year period beginning on the Effective Date of the IPO. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBird may participate in a “piggy-back” registration only during the seven-year period beginning on the Effective Date of the IPO. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Agreement

In connection with the Initial Public Offering, the Company engaged EarlyBird as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay EarlyBird a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable). The agreement was subsequently revised as discussed below.

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

Deferred Legal Fees

As of September 30, 2022 and December 31, 2021, the Company has incurred unbilled legal costs of $546,116 and $527,872, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s condensed balance sheets.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of 0.125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. At September 30, 2022 and December 31, 2021, there were 7,286,250 shares of common stock issued and outstanding, excluding 25,875,000 shares of common stock subject to possible redemption.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$260,034,311	$260,034,311	$—	$—
Liabilities:
Warrant liability	(29,521)	—	—	(29,521)
Sponsor Loan Conversion Option	—	—	—	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$258,775,579	$258,775,579	$—	$—
Liabilities:
Warrant liabilities	(373,071)	—	—	(373,071)
Sponsor Loan Conversion Option	—	—	—	—

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for the Private Placement Warrants:

	September 30, 2022	December 31, 2021
Stock price	$9.85	$9.73
Strike price	$11.50	$11.50
Term (in years)	5.35	5.50
Volatility	1.8%	10.4%
Risk-free rate	4.04%	1.30%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$373,071
Change in valuation inputs or other assumptions	(343,550)
Fair value as of September 30, 2022	$29,521

Sponsor Loan Conversion Option

The Company established the fair value for the Sponsor Loan Conversion Option using a Monte-Carlo method model, which is considered to be a Level 3 fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements for the Sponsor Loan Conversion Option:

	September 30, 2022	December 31, 2021
Stock price	$9.85	$9.73
Strike price of warrants	$11.50	$11.50
Strike price of debt conversion	$1.50	$1.50
Term (in years)	5.35	5.50
Volatility	1.8%	10.40%
Risk-free rate	4.04%	1.30%

The fair value of the Sponsor Loan Conversion Option was $0 and $0 as of September 30, 2022 and December 31, 2021, respectively; there was no change in fair value for the Sponsor Loan Conversion Option for the nine months ended September 30, 2022. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the nine months ended September 30, 2022 for the Sponsor Loan Conversion Option.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

For the three months ended September 30, 2022, we had net income of $748,310. We had investment income of $1,167,939 on the amount held in Trust. We recognized a $40,503 gain on the change in the fair value of the warrant liability. We incurred $225,368 of operating costs. We also recognized a $234,764 provision for income taxes.

For the nine months ended September 30, 2022, we had net income of $862,844. We had investment income of $1,543,418 on the amounts held in Trust. We recognized a $343,550 gain on the change in the fair value of the warrant liability. We incurred $763,453 of operating costs. We also recognized a $260,671 provision for income taxes.

For the three months ended September 30, 2021, we had net loss of $163,285. We incurred $221,686 of formation and operating costs. We had investment income of $3,330 on our amounts held in Trust and $3 of interest on operating bank account. We also recognized $55,068 gain on the change in the fair value of the warrant liability.

For the nine months ended September 30, 2021, we had net loss of $400,618. We incurred $677,712 of formation and operating costs. We had investment income of $20,111 on our amounts held in Trust and $13 of interest on operating bank account. We also recognized $256,970 gain on the change the fair value of the warrant liability.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had $22,318 in cash and a working capital deficit of $1,029,394 (including unbilled legal costs related to our search for a prospective initial Business Combination of $546,116). In addition, in order to finance transaction costs in connection with a Business Combination, our initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (see Note 5 of the accompanying condensed financial statements). There are currently no amounts outstanding under any working capital loans.

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

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In addition, we are within 12 months of our mandatory liquidation date of February 16, 2023 (the “Liquidation Date”) as of the time of filing this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the financial statements.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of both September 30, 2022 and December 31, 2021, 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net (Loss) Income Per Common Share

The Company has one class of common stock, common stock sold in the IPO is subject to possible redemption. The 25,875,000 common stock underlying the outstanding warrants were excluded from diluted earnings per common stock for the three and nine months ended September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common share is the same as basic net loss per common share for the periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

We have identified a deficiency in our internal controls over financial reporting which we determined was a material weakness. Our internal controls did not detect an error in the classification related to complex financial instruments. The Company has begun to develop a remediation which is more fully described below.

Remediation Plan

After identifying the material weakness, we have commenced our remediation efforts by taking the following steps:

●	We have expanded and improved our review process for complex securities and related accounting standards.

●	We have increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and related disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GOAL ACQUISITIONS CORP.

Date: November 11, 2022	By:	/s/ William T. Duffy
	Name:	William T. Duffy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

-25-