Form 10-K
period 2022-12-31
Goal Acquisitions Corp.
filed 2023-04-18
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $253,316,250 on June 30, 2022 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Capital Market on June 30, 2022.

As of April 7, 2023, a total of 16,832,607 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report on Form 10-K, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination, including our pending business combination with Digital Virgo (as defined below) and the other transactions contemplated by the Amended and Restated Business Combination Agreement (as defined below);

●	our expectations around the performance of the prospective target business or businesses, including Digital Virgo;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination, including our pending business combination with Digital Virgo;

●	the ability to have our securities continue to be listed on Nasdaq, including following a business combination, including our pending business combination with Digital Virgo;

●	our public securities’ potential liquidity and trading;

●	our ability to consummate an initial business combination, including the pending business combination with Digital Virgo, despite the continued uncertainty resulting from the ongoing COVID-19 pandemic or the outbreak of other infectious diseases;

●	the trust account not being subject to claims of third parties;

●	the potential market for our securities; or

●	our financial performance.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	our ability to consummate the transactions contemplated by the Amended and Restated Business Combination Agreement, including our pending business combination with Digital Virgo;
●	newly formed company without an operating history;
●	delay in receiving distributions from the trust account;
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections afforded to investors of blank check companies;
●	deviation from acquisition criteria;
●	issuance of equity and/or debt securities to complete a business combination, including our pending business combination with Digital Virgo;
●	lack of working capital;
●	third-party claims reducing the per-share redemption price;
●	negative interest rate for securities in which we invest the funds held in the trust account;
●	our stockholders being held liable for claims by third parties against us;
●	failure to enforce our sponsor’s indemnification obligations;
●	warrant holders limited to exercising warrants only on a “cashless basis”;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	our dependence on key personnel;
●	conflicts of interest of our sponsor, officers and directors;
●	the delisting of our securities by Nasdaq;
●	dependence on a single target business with a limited number of products or services;
●	our shares being redeemed and our warrants becoming worthless;
●	our competitors with advantages over us in seeking business combinations;
●	our ability to obtain additional financing;
●	our initial stockholders controlling a substantial interest in us;
●	warrants adverse effect on the market price of our common stock;
●	events which may result in the per-share amount held in our trust account dropping below $10.00 per public share;
●	disadvantageous timing for redeeming warrants;
●	registration rights’ adverse effect on the market price of our common stock;
●	impact of COVID-19 and related risks;
●	business combination with a company located in a foreign jurisdiction, including our pending business combination with Digital Virgo;
●	changes in laws or regulations; tax consequences to business combinations;
●	exclusive forum provisions in our amended and restated certificate of incorporation;
●	specific risks related to businesses in the sports and media sectors;
●	material weakness in our internal control over financial reporting; and
●	potential litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

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

While our efforts to identify a prospective target business was not limited to a particular industry, sector or region, we capitalized on the expertise of our management team, board and advisors (collectively, our “Team”) in the professional sports teams and media sectors, including, but not limited to, related areas such as sports technology, gaming and e-sports.

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

Proposed Business Combination

Amended and Restated Business Combination Agreement and Merger Agreement

On February 8, 2023, we entered into an Amended and Restated Business Combination Agreement (the “Amended and Restated Business Combination Agreement”) with Goal Acquisitions Nevada Corp., a Nevada corporation (“Goal Nevada”), Digital Virgo Group, a French corporation (société par actions simplifiée) (“Digital Virgo”), all shareholders of Digital Virgo (the “Digital Virgo Shareholders”), and IODA S.A., in its capacity as the “DV Shareholders Representative” (as defined in the Amended and Restated Business Combination Agreement), which amends and restates in its entirety the Business Combination Agreement, dated as of November 17, 2022, by and among the Company, Digital Virgo, and certain other parties.

Concurrently with the execution of the Amended and Restated Business Combination Agreement, the Company and Goal Nevada entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will, prior to the Closing (as defined below), reincorporate as a Nevada corporation by merging with and into Goal Nevada, a newly-formed wholly-owned subsidiary of the Company, with Goal Nevada surviving the merger (the “Reincorporation Merger”).

Pursuant to the Amended and Restated Business Combination Agreement and after the consummation of the Reincorporation Merger, Digital Virgo will acquire all of the outstanding shares of Goal Nevada whereby the outstanding shares of Goal Nevada will be exchanged for shares of Digital Virgo by means of a statutory share exchange under Nevada law (the “Exchange”). The time of the closing of the Exchange is referred to herein as the “Closing.” The date of the Closing is referred to herein as the “Closing Date.”

The Amended and Restated Business Combination Agreement and the Exchange, as well as the Merger Agreement and the Reincorporation Merger, were approved by the board of directors of the Company.

Below is a description of the Amended and Restated Business Combination Agreement and the Exchange, as well as the Merger Agreement and the Reincorporation Merger. The description below does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amended and Restated Business Combination Agreement, a copy of which is attached hereto as Exhibit 2.2 and the Merger Agreement, a copy of which is attached hereto as Exhibit 2.3.

The Reincorporation Merger and the Exchange

Subject to, and in accordance with, the terms and conditions of the Merger Agreement, the Company will, prior to the Closing, reincorporate as a Nevada corporation by merging with and into Goal Nevada, a newly-formed wholly-owned subsidiary of the Company, with Goal Nevada surviving the merger. Each unit of the Company (which is comprised of one share of common stock of the Company and one warrant to purchase one share of common stock of the Company), share of common stock of the Company and warrant to purchase shares of common stock of the Company issued and outstanding immediately prior to the effective time of the Reincorporation Merger will be converted, respectively, into units of Goal Nevada, shares of common stock of Goal Nevada and warrants to purchase shares of common stock of Goal Nevada (respectively, “Goal Nevada Units,” “Goal Nevada Shares” and “Goal Nevada Warrants”) on a one-for-one basis, which will have substantially identical rights, preferences and privileges as the units sold in the Company’s initial public offering and simultaneous private placement, the Company’s common stock, par value $0.0001 per share, and the warrants which were included in the units that were sold in the Company’s initial public offering and simultaneous private placement.

Pursuant to the Amended and Restated Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, Digital Virgo will effect a series of related transactions, in each case, upon the terms and subject to the conditions set forth in the Amended and Restated Business Combination Agreement, including the following:

●	Prior to the Closing, Digital Virgo will convert into a French public limited company (société anonyme);
●	After the conversion into a French public limited company (société anonyme) and prior to the Closing, Digital Virgo and the Digital Virgo Shareholders intend to effect a placement of ordinary shares of Digital Virgo to certain institutional and other investors (the “PIPE Investors”) through both primary and/or secondary offerings (the “PIPE Investment”), including the sale of a number of Digital Virgo ordinary shares held by the Digital Virgo Shareholders in exchange for $125,000,000 in cash;
●	Immediately after the PIPE Investment, Digital Virgo will (i) effect a reverse share split of all of its existing shares pursuant to a conversion parity which is expected to be 10 to 26, including the shares purchased by the PIPE Investors in the PIPE Investment, (ii) change the par value of all such existing shares from €0.10 to €0.26 and (iii) rename all such existing shares to Class A ordinary shares (the “Digital Virgo Class A Ordinary Shares”) (together, the “Reverse Share Split”). Immediately after the completion of the Reverse Share Split, the Digital Virgo Class A Ordinary Shares held by IODA S.A., the controlling shareholder of Digital Virgo, will be converted into Class B preferred shares, par value €0.26 per share of Digital Virgo (the “Digital Virgo Class B Shares”), on a one-for-one basis, with such shares having identical rights to the Digital Virgo Class A Ordinary Shares except that the Digital Virgo Class B Shares will have two votes for each share.

Subject to, and in accordance with, the terms and conditions of the Amended and Restated Business Combination Agreement, at the Closing, (i) Digital Virgo will acquire all of the issued outstanding Goal Nevada Shares pursuant to articles of exchange filed with the Nevada Secretary of State in accordance with the Nevada Revised Statutes, whereby each issued and outstanding Goal Nevada Share will be exchanged for one Digital Virgo Class A Ordinary Share by means of a statutory share exchange under Nevada law (the “Exchange”) and (ii) each Goal Nevada Warrant will be automatically exchanged for one warrant issued by Digital Virgo that will be exercisable for one Digital Virgo Class A Ordinary Share. All outstanding Goal Nevada Units will be separated into their underlying securities immediately prior to the Exchange.

In addition, at the Closing, (i) 5,000,000 Class C preferred shares, par value €0.26 per share, of Digital Virgo (the “DV Earnout Shares”) will be issued to and deposited with one or more escrow agents and will be disbursed to the Digital Virgo Shareholders, in whole or in part, after the Closing, if both an earnout milestone based on “EBITDA” (as defined in the Amended and Restated Business Combination Agreement) and a share price milestone are met and (ii) 1,293,750 Class C preferred shares, par value €0.26 per share, of Digital Virgo (the “Sponsor Earnout Shares”) will be issued to and deposited with an escrow agent and will be disbursed to Goal Acquisitions Sponsor LLC (the “Sponsor”), after the Closing, if a share price milestone is met. The earnout milestone will be met if Digital Virgo’s EBITDA for any fiscal year ending on or before December 31, 2027 is equal or greater than $60,000,000, in which case 2,500,000 DV Earnout Escrow Shares will be released to the Digital Virgo Shareholders. The share price milestone will be met if Digital Virgo’s share price is equal to or greater than $15.00 for at least 20 out of 30 consecutive trading days (counting only those trading days in which there is trading activity) from the period starting from the date immediately following the Closing Date and ending on December 31, 2026, in which case 2,500,000 DV Earnout Escrow Shares will be released to the Digital Virgo Shareholders and all of the Sponsor Earnout Shares will be released to the Sponsor. Any DV Earnout Shares remaining in the earnout escrow account that have not been released to the Digital Virgo Shareholders will be released to Digital Virgo, and any Sponsor Earnout Shares remaining in the earnout escrow account that have not been released to the Sponsor will be released to Digital Virgo. The Class C preferred shares of Digital Virgo will have identical rights to the Digital Virgo Class A Ordinary Shares except that the Class C preferred shares will have no voting rights. If and when the Class C preferred shares are released from escrow to the Digital Virgo Shareholders or the Sponsor, as applicable, such shares shall be automatically be converted into Digital Virgo Class A Ordinary Shares, on a one-for-one basis, with full voting rights as of their respective date of disbursement by the escrow agent. “EBITDA” means the “Adjusted EBITDA” of Digital Virgo as currently calculated by Digital Virgo for its reporting requirements under its existing credit facility, which is a non-GAAP measure and should not be construed as more relevant measures of operational performance than financial information under generally accepted accounting principles (GAAP).

As described below, the Sponsor has agreed to forfeit 646,875 shares of common stock of the Company for no consideration effective as of the Closing.

Representations and Warranties; Covenants

The parties to the Amended and Restated Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. Except in certain limited instances, the representations and warranties made under the Amended and Restated Business Combination Agreement will not survive the Closing.

In addition, the parties to the Amended and Restated Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, (i) a covenant of each party to use its commercially reasonable efforts to cause the transactions contemplated by the Amended and Restated Business Combination Agreement (the “Transactions”) to be consummated in an expeditious manner, (ii) a covenant of the Company to convene a special meeting of the stockholders of the Company to approve the stockholder proposals, except that the board of directors of the Company may fail to make, amend, change, withdraw, modify, withhold or qualify its recommendation (a “Change in Recommendation”) in response to an Intervening Event (as defined in the Amended and Restated Business Combination Agreement, which does not include matters relating to an alternative transaction) if it determines in good faith, after consultation with its outside legal counsel and financial advisors, that a failure to make a Change in Recommendation would be a breach by the board of directors of its fiduciary obligations to the Company’s stockholders under applicable law, (iii) covenants providing that the parties will not solicit, initiate, submit, facilitate, discuss or negotiate any inquiry, proposal or offer with respect to any alternative transaction, (iv) a covenant by Digital Virgo to deliver to the Company audited financial statements that have been audited in accordance with PCAOB auditing standards by a PCAOB qualified auditor and other audited and unaudited financial statements of Digital Virgo that are required to be included in the proxy statement, and (v) if the Company or Digital Virgo has received a proposal that it believes is superior to the proposed committed capital on demand facility (“CCOD”), for which the Company has received a term sheet, a covenant by the Company and Digital Virgo to discuss the terms of such proposal in good faith and whether to proceed with such proposal instead of the proposed CCOD.

Conditions to Each Party’s Obligations

Under the Amended and Restated Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the Transactions are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) the accuracy of representations and warranties as of the signing of the Amended and Restated Business Combination Agreement and as of the Closing Date, subject to materiality and material adverse effect qualifiers set forth in the Amended and Restated Business Combination Agreement, (ii) material compliance with pre-closing covenants, (iii) no material adverse effect both for the Company and Digital Virgo, (iv) the delivery of customary closing certificates, (v) the absence of a legal prohibition on consummating the Transactions, (vi) approval by the Company’s stockholders and the consummation of the Reincorporation Merger, (vii) approval of a listing application on Nasdaq for the Digital Virgo Class A Ordinary Shares, (viii) the “Available Cash” (which is defined to include the amount released from the Company’s trust account, after giving effect to redemptions, repayment of the Company’s working capital loans and the Transactions, but without giving effect to payment of any of the parties’ transaction expenses, plus any amounts delivered to the Company or Digital Virgo at or prior to the Closing pursuant to any investments) is equal to or greater than $20,000,000, (ix) the delivery of a fully executed and binding committed capital on demand facility for at least $100,000,000 (or a lesser amount as determined by Digital Virgo) of post-Closing capital (the “CCOD”), (x) the Company having at least $5,000,001 of net tangible assets remaining after giving effect to redemptions and (xi) dissenters’ rights under Nevada law not being available in connection with the Exchange.

Termination

The Amended and Restated Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, among others, (i) by mutual written consent of the Company and Digital Virgo, (ii) upon any injunction or other governmental order preventing the consummation of the Transactions which shall have become final and non-appealable, (iii) upon a material breach of any representation, warranty, covenant or agreement (subject to an opportunity to cure, if such violation or breach is capable of being cured), (iv) if the Closing has not occurred by April 30, 2023 (the “Termination Date”), provided, that the Termination Date shall be automatically extended for two (2) months if the Closing shall not have occurred by April 30, 2023, (v) by Digital Virgo, if the Company fails to consummate the Transactions following the satisfaction of the conditions to the Company’s closing, (vi) by Digital Virgo, if the Company fails to consummate the Transactions prior to the Termination Date (as such date may be extended, if at all) as a result of the Company’s failure to satisfy the Available Cash closing condition and/or the CCOD closing condition, and (vii) by the Company, if Digital Virgo fails to consummate the Transactions following the satisfaction of the conditions to Digital Virgo’s closing.

Digital Virgo will be obligated to pay the Company a termination fee of $2,000,000 if the Amended and Restated Business Combination Agreement is terminated by the Company pursuant to clause (vii) of the preceding paragraph. The Company will be obligated to pay Digital Virgo a termination fee of $2,000,000 if the Amended and Restated Business Combination Agreement is terminated by Digital Virgo pursuant to clauses (v) or (vi) of the preceding paragraph.

Note Regarding the Amended and Restated Business Combination Agreement

The Amended and Restated Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Amended and Restated Business Combination Agreement. The Amended and Restated Business Combination Agreement has been included as Exhibit 2.3 hereto to provide investors with information regarding its terms. It is not intended to provide any other factual information about the parties to the Amended and Restated Business Combination Agreement. In particular, the representations, warranties, covenants and agreements contained in the Amended and Restated Business Combination Agreement, which were made only for purposes of the Amended and Restated Business Combination Agreement and as of specific dates, were solely for the benefit of the parties to the Amended and Restated Business Combination Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Amended and Restated Business Combination Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the U.S. Securities and Exchange Commission (the “SEC”). Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Amended and Restated Business Combination Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Amended and Restated Business Combination Agreement may be subject to subsequent waiver or modification by the parties in their sole discretion without prior public notice. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Amended and Restated Business Combination Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Other Agreements

The Amended and Restated Business Combination Agreement contemplates the execution of various additional agreements and instruments, including, among others, the following:

Amended and Restated Sponsor Support Agreement

Concurrently with the execution of the Amended and Restated Business Combination Agreement, the Sponsor and certain other persons parties thereto entered into an Amended and Restated Sponsor Support Agreement (the “Amended and Restated Sponsor Support Agreement”), which amends and restates the Sponsor Support Agreement, dated as of November 17, 2022, by and among the Sponsor and certain other parties in its entirety, pursuant to which each of the Sponsor and such other persons has agreed to, among other things, (i) vote all of its shares of common stock of the Company in favor of the Transactions and each of the other proposals presented by the Company at the special meeting of stockholders with respect to the Transactions, (ii) waive its redemption rights with respect to its shares of common stock of the Company in connection with the Transactions and (iii) not transfer any securities of the Company until the Closing or termination of the Amended and Restated Business Combination Agreement (except in limited circumstances).

The foregoing description of the Amended and Restated Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amended and Restated Sponsor Support Agreement, a copy of which is attached hereto as Exhibit 10.12.

Amended and Restated Investor Rights Agreement

Concurrently with the execution of the Amended and Restated Business Combination Agreement, Digital Virgo, the Company, the Sponsor, the Digital Virgo Shareholders and certain other persons parties thereto entered into an Amended and Restated Investor Rights Agreement (the “Amended and Restated Investor Rights Agreement”), which amends and restates the Investor Rights Agreement, dated as of November 17, 2022, by and among the Company, Sponsor, the Digital Virgo Shareholders and certain other parties in its entirety. Pursuant to the Amended and Restated Investor Rights Agreement, (i) the board of directors of Digital Virgo shall be comprised of thirteen (13) directors at and immediately following the Closing, of which, five (5) individuals shall be proposed by the Sponsor (the “Sponsor Directors”) for so long as the Sponsor and the “Other Holders” (as defined in the Amended and Restated Investor Rights Agreement, and their respective permitted transferees) own at least 50% of the number of the Digital Virgo Shares owned by the Sponsor and the Other Holders on the Closing Date (which shall be reduced to three (3) individuals if that percentage drops to 25%) and eight (8) individuals shall be proposed by the Digital Virgo Shareholders (acting through their representative, IODA S.A.) for so long as the Digital Virgo Shareholders (and their permitted transferees) own at least 50% of the number of the Digital Virgo Shares owned by the Digital Virgo Shareholders on the Closing Date (which shall be reduced to five (5) individuals if that percentage drops to 25%), (ii) the board of directors of Digital Virgo shall be divided into three classes of directors, with each class serving for staggered three-year terms, provided that the Sponsor Directors shall be Class III directors, (iii) the Sponsor shall be able to propose two (2) non-voting board observers, (iv) the Digital Virgo Shareholders shall be able to propose one (1) non-voting board observer, (v) Digital Virgo will agree to undertake certain resale shelf registration obligations in accordance with the U.S. Securities Act of 1933, as amended (the “Securities Act”) and certain holders have been granted customary demand and piggyback registration rights, and (vi) the Digital Virgo Shareholders, the Sponsor and the Other Holders agree to a six (6) month lock-up period for their Digital Virgo Shares, subject to certain exceptions, provided that the Digital Virgo Shares held by IODA S.A. will be subject to additional transfer restrictions if such transfer would result in a default or event of default under Digital Virgo’s existing credit facility.

The foregoing description of the Amended and Restated Investor Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amended and Restated Investor Rights Agreement, a copy of which is attached hereto as Exhibit 10.13.

Amended and Restated Initial Shareholders Forfeiture Agreement

Concurrently with the execution of the Amended and Restated Business Combination Agreement, the Sponsor and the Company entered into an Amended and Restated Initial Shareholders Forfeiture Agreement (the “Amended and Restated Initial Shareholders Forfeiture Agreement”), which amends and restates the Initial Shareholders Forfeiture Agreement, dated as of November 17, 2022, by and between the Sponsor and the Company in its entirety, pursuant to which the Sponsor agreed to forfeit 646,875 shares of common stock of the Company for no consideration effective as of the Closing.

The foregoing description of the Amended and Restated Initial Shareholders Forfeiture Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amended and Restated Initial Shareholders Forfeiture Agreement, a copy of which is attached hereto as Exhibit 10.14.

Extension; Redemption

On February 7, 2023, stockholders of Goal Acquisitions Corp. (the “Company”) approved an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated February 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”) (the “Trust Agreement”), to change the date on which Continental must commence liquidation of the amount on deposit in the trust account (the “Trust Account”) established in connection with the Company’s initial public offering from February 16, 2023 to March 18, 2023, subject to extension by the board of directors for up to five additional thirty-day periods (the latest of which such date is referred to as the “New Termination Date”).

The foregoing description of the Trust Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.15.

On February 7, 2023, the Company’s stockholders also approved an amendment (the “Charter Amendment”) to the Amended and Restated Certificate of Incorporation of the Company (the “Charter”) to (i) extend the initial period of time by which the Company has to consummate an initial business combination to the New Termination Date and (ii) make other administrative and technical changes in the Charter in connection with the New Termination Date, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement. The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on February 8, 2023.

The foregoing description of the Charter Amendment does not purport to be complete and is qualified in its entirety by reference to Exhibit 3.4.

In connection with the stockholders’ approval and implementation of the Charter Amendment, the holders of 16,328,643 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,172. Following such redemptions, 9,546,357 Public Shares remain outstanding and the Company expects to have approximately $96,751,378 remaining in the Trust Account.

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

Effecting a Business Combination

General

We intend to utilize cash derived from the proceeds of our initial public offering (“IPO”) and the private placement of private units, our capital stock, debt or a combination of these in effecting a business combination. Please see Part I, Item 1. Business – Proposed Business Combination above for information regarding a definitive agreement we have entered into in respect of a potential business combination with Digital Virgo, our Charter Amendment that was filed with the Secretary of State of the State of Delaware on February 8, 2023, and our redemption of 16,328,643 Public Shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,172 in connection with the stockholder approval and implementation of the Charter Amendment.

Conversion Rights

At any meeting called to approve an initial business combination (including the meeting called to approve the Digital Virgo transaction), public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

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

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our IPO to complete an initial business combination. This time period was extended to the New Termination Date pursuant to the Charter Amendment described above under Part I, Item 1. Business – Proposed Business Combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination prior to the New Termination Date unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following the New Termination Date, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses (including Digital Virgo).

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

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after the New Termination Date and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founders’ shares and private shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders. Also, as discussed above under above under Part I, Item 1. Business – Proposed Business Combination, in February 2023 we redeemed 16,328,643 public shares at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,172, in connection with the Charter Amendment.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the New Termination Date, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation (as amended in February 2023 by the Charter Amendment described above) contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination prior to the New Termination Date, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, or any other person. Our sponsor, officers and directors have agreed to waive any conversion rights with respect to any founders’ shares, private shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated prior to the New Termination Date, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	upon the consummation of our IPO, approximately $258.75 million was placed into the trust account, although as noted above 16,328,643 Public Shares were redeemed for $165.49 million in connection with the Charter Amendment described above;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our IPO on an initial business combination.

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

We have evaluated our internal control over financial reporting for the fiscal year ending December 31, 2022. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (“IPO”), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Risks Relating to our Business Combination and Post-Business Combination Risks

The Amended and Restated Business Combination Agreement may be terminated in accordance with its terms and the Transaction may not be consummated.

The Amended and Restated Business Combination Agreement contains a number of conditions that must be fulfilled to complete the Transaction. Those conditions include, but are not limited to: the approval of the Transaction by our shareholders; absence of any law enacted, issued, promulgated enforced or entered by any specified governmental entity of competent jurisdiction that is in effect and makes illegal, permanently enjoining or otherwise prohibiting the consummation of the merger; the continued accuracy of the representations and warranties of both parties subject to specified materiality standards; the performance by both parties of their covenants and agreements in all material respects; and that, since the date of the Amended and Restated Business Combination Agreement, there has been no occurrence, effect, incident, action, failure to act or transaction that has had or would reasonably be expected to have, a material adverse effect on our company. These conditions to the closing of the Transaction may not be fulfilled and, accordingly, the Transaction may not be consummated. In addition, we or Digital Virgo may elect to terminate the Amended and Restated Business Combination Agreement in certain other circumstances, and the parties can mutually decide to terminate the Amended and Restated Business Combination Agreement at any time prior to the closing of the Transaction, whether before or after our shareholders approve the Merger. If the Amended and Restated Business Combination Agreement is terminated under certain circumstances, we would be required to pay Digital Virgo a termination fee equal to $2 million.

Failure to complete the Transaction could negatively impact our stock price and our future business and financial results.

If the Transaction is not consummated, our ongoing businesses may be materially and adversely affected and, without realizing any of the benefits of having completed the Transaction, we will be subject to a number of risks, including the following:

●	matters relating to the Transaction (including integration planning) have required and will continue to require substantial commitments of time and resources by our management, which could otherwise have been devoted to searching for a different target company for our initial business combination;
●	we will be required to pay certain costs relating to the Transaction, including legal, accounting, filing and other fees expenses, whether or not the Transaction is completed; and
●	the current price of our common stock may reflect a market assumption that the Transaction will occur, meaning that a failure to complete the Transaction could result in a material decline in the price of our common stock;

Our directors and officers may have interests in the Transaction different from the interests of our shareholders.

Certain of our directors and executive officers negotiated the terms of the Amended and Restated Business Combination Agreement, and our board of directors approved the Amended and Restated Business Combination Agreement and recommended that our shareholders vote in favor of the Transaction. These directors and executive officers may have interests in the Transaction that are different from, or in addition to, those of our shareholders generally. These interests include, but are not limited to, the treatment in the Transaction of warrants and other rights held by our directors and executive officers, and provisions in the Amended and Restated Business Combination Agreement regarding continued indemnification of and advancement of expenses to our directors and officers. Our shareholders should be aware of these interests when they consider our board of directors’ recommendation that they vote in favor of the Transaction.

Our board of directors was aware of these interests when it determined that the Transaction, on the terms and subject to the conditions set forth in the Amended and Restated Business Combination Agreement, was fair to and in the best interests of the Company and its shareholder and approved and declared advisable the Amended and Restated Business Combination Agreement, the Transaction and the other transactions contemplated by the Amended and Restated Business Combination Agreement.

We will incur direct and indirect costs as a result of the Transaction.

We will incur substantial expenses in connection with and as a result of completing the Transaction and over a period of time following the consummation of the Transaction. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

If we are unable to consummate a business combination, our public stockholders may be forced to wait until the New Termination Date before receiving distributions from the trust account.

We have until the New Termination Date to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

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

Our amended and restated certificate of incorporation (as amended by the Charter Amendment) provides that we will continue in existence only until the New Termination Date. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

If we do not conduct an adequate due diligence investigation of a target business (including Digital Virgo), we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

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

The requirement that we complete our initial business combination prior to the New Termination Date may give potential target businesses leverage over us in negotiating a business combination.

We have until the New Termination Date to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. As stated above, because we are an emerging growth company we are not yet required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If we effect a business combination with a company located in a foreign jurisdiction, we will be subject to a variety of additional risks that may negatively impact our operations.

If we consummate a business combination with a target business in a foreign country (such as Digital Virgo), we will be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

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

If we effect a business combination with a company located outside of the United States (such as Digital Virgo), the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets will be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

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

Since the net proceeds of our IPO are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,001, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which completely restrict the transferability of our securities, require us to complete a business combination prior to the New Termination Date and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units were immediately tradable, we have a longer period of time to consummate an initial business combination and we are entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the trust account such that the per share redemption amount received by public stockholders may be less than $10.00 per share.

The net proceeds of our IPO and certain proceeds from the sale of the private placement warrants, in the amount of $258,750,000, have been held in an interest-bearing trust account. In connection with the stockholders’ approval and implementation of the Charter Amendment described above, the holders of 16,328,643 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,172. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes) will be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation will authorize the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. After our IPO and the purchase of the private units, including the exercise of over-allotment options, there was 40,296,250 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares underlying the private units and public and private warrants). Although we have no commitment as of the date of this annual report, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

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

Our initial stockholders own approximately 43.3% of our issued and outstanding shares of common stock. None of our sponsor, officers, directors, advisors, initial stockholders or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, our sponsor, officers, directors, advisors, initial stockholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination. EarlyBirdCapital has also agreed to vote the representative shares in favor of such proposed business combination. As a result, we will need only 1,130,055 of the 9,546,357 public shares, or approximately 11.8% sold in our IPO to be voted in favor of a business combination in order to have such business combination approved (assuming our initial stockholders, officers, directors and EarlyBirdCapital do not purchase shares in the aftermarket).

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until the New Termination Date. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1.235 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

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

Holders

As of February 21, 2023, there were 35 holders of record of our common stock. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on October 26, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2021. On February 16, 2021, the Company consummated the IPO of 22,500,000 units (the “Units”) at a price of $10.00 per Unit, for total gross proceeds of $225,000,000. On February 24, 2021, the underwriters exercised the over-allotment option in full resulting in the closing of the issuance and sale of an additional 3,375,000 Units (the “Over-Allotment Units”). The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of $33,750,000. Each Unit consists of one shares of common stock, $0.0001 par value, and one redeemable warrant entitling its holder to purchase one share of common stock at a price of $11.50 per share.

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

Results of Operations

For the year ended December 31, 2022, we had net loss of $296,853. We incurred $3,656,059 of formation and operating costs consisting mostly of general and administrative expenses and business combination expenses. We also recognized a $709,969 provision for income taxes. We had investment income of $3,730,147 on amounts held in the trust account and also recognized a $339,028 gain from the change in the fair value of the warrant liability.

For the year ended December 31, 2021, we had a net loss of $1,277,454. We incurred $1,596,618 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $25,592 on amounts held in the trust account and also recognized a $293,572 gain from the change in the fair value of the warrant liability.

Proposed Business Combination

On February 8, 2023, we entered into an Amended and Restated Business Combination Agreement (the “Amended and Restated Business Combination Agreement”) with Goal Acquisitions Nevada Corp., a Nevada corporation (“Goal Nevada”), Digital Virgo Group, a French corporation (société par actions simplifiée) (“Digital Virgo”), all shareholders of Digital Virgo (the “Digital Virgo Shareholders”), and IODA S.A., in its capacity as the “DV Shareholders Representative” (as defined in the Amended and Restated Business Combination Agreement), which amends and restates the Business Combination Agreement, dated as of November 17, 2022, by and among the Company, Digital Virgo, and certain other parties in its entirety.

Concurrently with the execution of the Amended and Restated Business Combination Agreement, the Company and Goal Nevada entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will, prior to the Closing (as defined in the Merger Agreement), reincorporate as a Nevada corporation by merging with and into Goal Nevada, a newly-formed wholly-owned subsidiary of the Company, with Goal Nevada surviving the merger (the “Reincorporation Merger”).

Pursuant to the Amended and Restated Business Combination Agreement and after the consummation of the Reincorporation Merger, Digital Virgo will acquire all of the outstanding shares of Goal Nevada whereby the outstanding shares of Goal Nevada will be exchanged for shares of Digital Virgo by means of a statutory share exchange under Nevada law (the “Exchange”).

The Amended and Restated Business Combination Agreement and the Exchange, as well as the Merger Agreement and the Reincorporation Merger, were approved by the board of directors of the Company.

The Amended and Restated Business Combination Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the transactions contemplated by the Amended and Restated Business Combination Agreement is subject to certain conditions as further described therein.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

See the Current Report on Form 8-K filed by us with the SEC on February 10, 2023 for a copy of the Amended and Restated Business Combination Agreement and the Merger Agreement and additional information.

Extension and Redemptions

On February 7, 2023, our stockholders approved an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated February 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”) (the “Trust Agreement”), to change the date on which Continental must commence liquidation of the amount on deposit in the trust account (the “Trust Account”) established in connection with the Company’s initial public offering from February 16, 2023 to March 18, 2023, subject to extension by the board of directors for up to five additional thirty-day periods (the latest of which such date is referred to as the “New Termination Date”).

On February 7, 2023, our stockholders also approved an amendment (the “Charter Amendment”) to the Amended and Restated Certificate of Incorporation of the Company (the “Charter”) to (i) extend the initial period of time by which the Company has to consummate an initial business combination to the New Termination Date and (ii) make other administrative and technical changes in the Charter in connection with the New Termination Date, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement that we filed with the SEC on January 9, 2023. We filed the Charter Amendment with the Secretary of State of the State of Delaware on February 8, 2023.

In connection with our stockholders’ approval and implementation of the Charter Amendment Proposal, the holders of 16,328,643 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,172. Following such redemptions, 9,546,357 Public Shares remain outstanding and we expect to have approximately $96,751,378 remaining in the Trust Account.

See the proxy statement filed by us with the SEC on January 9, 2023 and the Current Report on Form 8-K filed by us with the SEC on February 8, 2023 for additional information.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had $10,897 in cash and a working capital deficit of $3,943,153. In addition, in order to finance transaction costs in connection with a Business Combination, our initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (see Note 5 of the accompanying financial statements). There are currently no amounts outstanding under any working capital loans.

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

Effective as of November 4, 2021, upon approval of the Board of Directors, we entered into an Expense Advancement Agreement with Goal Acquisitions Sponsor, LLC (the “Funding Party”). Pursuant to the Expense Advancement Agreement, the Funding Party has agreed to advance to us from time to time, upon request by us, a maximum of $1,500,000 in the aggregate, in each instance issued pursuant to the terms of a promissory note, as may be necessary to fund our expenses relating to the investigation and selection of a target business and other working capital requirements prior to completion of any potential Business Combination.

Pursuant to the terms of the Expense Advancement Agreement, if we complete a Business Combination, we will repay all outstanding loaned amounts. No interest accrues on the unpaid principal balance of any Promissory Note. The Funding Party cannot seek repayment from the trust account for amounts owed under the Expense Advancement Agreement. All loans from the Funding Party are convertible into warrants to purchase shares of common stock (the “Conversion Warrants”), at the option of the Funding Party. The number of Conversion Warrants granted will be equal to the portion of the principal amount of the Promissory Note being converted, divided by $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to our common stock occurring after the date of the Expense Advancement Agreement), rounded up to the nearest whole number of shares. The Conversion Warrants shall be identical to those warrants that were issued in a private placement that closed concurrently with our initial public offering. The holders of Conversion Warrants or shares of common stock underlying the Conversion Warrants are entitled to certain demand and piggyback registration rights pursuant to the terms of the Expense Advancement Agreement. All previously outstanding commitments from the Sponsor have been consolidated under the Expense Advancement Agreement, effective November 4, 2021.

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

We will need to raise additional capital through loans or additional investments from the Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that our financial statements included in this Annual Report on Form 10-K are issued.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 15, 2023, assuming the Board of Directors approves all five 30-day extensions approved by our stockholders to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that our insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 15, 2023. We intend to continue to complete a business combination, including the Transaction, before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

Our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of this Annual Report on Form 10-K and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Annual Report on Form 10-K.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of both December 31, 2022 and 2021, 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net Loss Per Common Stock

The Company has one class of common stock. Our common stock sold in the IPO is subject to possible redemption. The 25,875,000 shares of common stock underlying the outstanding warrants were excluded from diluted earnings per common stock for the year ended December 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report on Form 10-K and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Harvey Schiller	83	Chief Executive Officer
William T. Duffy	67	Chief Financial Officer and Chief Operating Officer
David Falk	72	Director, Senior Advisor
Donna Orender	66	Director
Kenneth L. Shropshire	68	Director

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2022.

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

Our sponsor purchased an aggregate of 5,750,000 founders’ shares for an aggregate purchase price of $25,000. On December 16, 2020, we effected a stock dividend of .125 of a share of common stock for each outstanding share of common stock, and as a result, our initial shareholders hold 6,468,750 founder shares as of the date of this annual report. In December 2020, our sponsor transferred an aggregate of 2,354,000 founder shares to our officers, directors and advisors. In January 2021, we issued to EarlyBirdCapital and its designees 150,000 shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units or the private warrants as these warrants are not exercisable within 60 days of April 7, 2023.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares of Common Stock
Goal Acquisitions Sponsor, LLC	4,782,250	(2)	28.4%
Atalaya Capital Management LP	2,000,000	(3)	11.9%
Jane Street Group, LLC	1,688,982	(4)	10.0%
Harvey Schiller (Chief Executive Officer)	560,000	(5)	3.3%
William T. Duffy (Chief Financial Officer and Chief Operating Officer)	250,000	(5)	1.5
David Falk (Director, Senior Advisor)	150,000	(5)	*
Donna Orender (Director)	50,000	(5)	*
Kenneth L. Shropshire (Director)	75,000	(5)	*
All directors and executive officers as a group (5 individuals)	1,085,000		6.4%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Goal Acquisitions Corp., 12600 Hill Country Blvd Building R, Suite 275, Bee Cave, Texas 78738.
(2)	According to the Schedule 13D filing on February 21, 2023, Goal Acquisitions Sponsor, LLC holds 6,458,750 founders’ shares and 667,500 private shares. The amount reported in this table represents securities held by Goal Acquisitions Sponsor, LLC, our sponsor. Alex Greystoke, Raghu Kilambi and William T. Duffy comprise the Board of Managers of our sponsor. Any action by our sponsor with respect to our company or the founder shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of our sponsor’s managers, none of the managers of our sponsor is deemed to be a beneficial owner of our sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of our directors or officers is deemed to have or share beneficial ownership of the founder shares held by our sponsor.
(3)	According to the Schedule 13G/A filed with the SEC on February 14, 2022, Atalaya Capital Management LP (“ACM”), Atalaya Special Purpose Investment Fund LP (“ASPIF”), Corbin ERISA Opportunity Fund, Ltd. (“CEOF”), Corbin Capital Partners GP, LLC (“Corbin GP”), Corbin Capital Partners, L.P. (“CCP”), and Corbin Opportunity Fund, L.P. (“COF”) may be deemed members of a group, as defined in Rule 13d-5 under the Act, with respect to the shares of our common stock. Such group may be deemed to beneficially own 2,000,000 shares of our common stock. ACM and ASPIF maintain shared voting power and shared dispositive power over an aggregate of 785,714 shares of our common stock. CEOF maintains shared voting power and shared dispositive power over an aggregate of 734,424 shares of our common stock. Corbin GP and CCP maintain shared voting power and shared dispositive power over an aggregate of 1,214,286 shares of our common stock. COF maintains shared voting power and shared dispositive power over an aggregate of 479,862 shares of our common stock. CEOF, Corbin GP and CCP disclaim beneficial ownership over the shares of our common stock held directly by ASPIF. ASPIF and ACM disclaim beneficial ownership over the shares of our common stock held directly by CEOF and COF. According to its Schedule 13G/A, the address of the principal business office of ACM and ASPIF is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. According to its Schedule 13G/A, the address of the principal business office of each of CEOF, Corbin GP, CCP, and COF is 590 Madison Avenue, 31st Floor, New York, NY 10022.
(4)	According to the Schedule 13G filed with the SEC on February 14, 2023, Jane Street Group, LLC, Jane Street Capital, LLC, and Jane Street Global Trading, LLC maintain shared voting power and shared dispositive power over an aggregate of 1,688,982 shares of our common stock. According to its Schedule 13G, the address of the principal business office of each of Jane Street Group, LLC, Jane Street Capital, LLC, and Jane Street Global Trading, LLC is 250 Vesey Street, 6th Floor, New York, NY 10281.
(5)	Does not include any securities held by Goal Acquisitions Sponsor, LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and 2021 totaled $77,250 and $63,710, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. The audit related fees for Marcum LLP during the year ended December 31, 2022 totaled $5,150. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The tax fees for Marcum LLP during the year ended December 31, 2022 and 2021, totaled $5,008 and $3,382, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the year ended December 31, 2022 or 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

3. Exhibits

GOAL ACQUISITIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Goal Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Goal Acquisitions Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. Additionally, the Company is within 12 months of its mandatory liquidation as of the date of issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2020

Melville, NY
April 17, 2023

GOAL ACQUISITIONS CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$10,897	$7,708
Prepaid expenses and other current assets	56,720	441,414
TOTAL CURRENT ASSETS	67,617	449,122

Prepaid expenses, non-current	—	49,910
Marketable securities held in the trust account	262,220,950	258,775,579
TOTAL ASSETS	$262,288,567	$259,274,611

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,020,456	$856,932
Sponsor loans issued under the Expense Advance Agreement	1,006,895	235,551
Income taxes payable	709,969	—
Advances - Related Party	5,000	—
TOTAL CURRENT LIABILITIES	4,742,320	1,092,483

Warrant liabilities	34,043	373,071
TOTAL LIABILITIES	4,776,363	1,465,554

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Common stock subject to possible redemption, 25,875,000 shares at redemption value at December 31, 2022 and 2021	261,416,732	258,750,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 7,286,250 shares issued and outstanding at December 31, 2022 and 2021	729	729
Additional paid-in capital	—	336,908
Accumulated deficit	(3,905,257)	(1,278,580)
TOTAL STOCKHOLDERS’ DEFICIT	(3,904,528)	(940,943)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$262,288,567	$259,274,611

The accompanying notes are an integral part of the financial statements.

GOAL ACQUISITIONS CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021

Operating costs	$1,180,194	$1,596,618
Business combination expenses	2,475,865	—
Loss from operations	(3,656,059)	(1,596,618)

Other income:
Interest income on marketable securities held in the trust account	3,730,147	25,592
Change in fair value of warrant liability	339,028	293,572
Total other income	4,069,175	319,164

Income (loss) before income taxes	413,116	(1,277,454)
Provision for income taxes	(709,969)	—

Net loss	$(296,853)	$(1,277,454)

Weighted average shares outstanding, common stock subject to possible redemption	25,875,000	22,614,041
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.01)	$(0.04)
Weighted average shares outstanding, non-redeemable common stock	7,286,250	7,183,223
Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	$(0.04)

The accompanying notes are an integral part of the financial statements.

GOAL ACQUISITIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	6,468,750	$647	$24,353	$(1,126)	$23,874
Sale of private units, net of initial fair value of private warrants	667,500	67	6,008,290	—	6,008,357
Issuance of representative shares	150,000	15	—	—	15
Remeasurement of redeemable shares under ASC 480-10-S99	—	—	(5,695,735)	—	(5,695,735)
Net loss	—	—	—	(1,277,454)	(1,277,454)
Balance as of December 31, 2021	7,286,250	729	336,908	(1,278,580)	(940,943)
Remeasurement of common stock subject to possible redemption	—	—	(336,908)	(2,329,824)	(2,666,732)
Net loss	—	—		(296,853)	(296,853)
Balance as of December 31, 2022	7,286,250	$729	$—	$(3,905,257)	$(3,904,528)

The accompanying notes are an integral part of the financial statements.

GOAL ACQUISITIONS CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(296,853)	$(1,277,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investments held in the trust account	(3,730,041)	(25,579)
Change in fair value of warrant liabilities	(339,028)	(293,572)
Formation cost paid by sponsor	—	—
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	434,604	(486,324)
Accounts payable and accrued expenses	2,163,524	856,932
Income taxes payable	709,969	—
Net cash used in operating activities	(1,057,825)	(1,225,997)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(258,750,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	284,670	—
Net cash provided by (used in) investing activities	284,670	(258,750,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	253,575,000
Proceeds from issuance of Private Placement Warrants	—	6,675,000
Proceeds of sponsor loan	1,032,500	129,500
Repayment of sponsor loan	(261,156)	—
Advances from Sponsor	7,557	—
Repayment of advances from Sponsor	(2,557)	—
Payments of offering costs	—	(423,778)
Net cash provided by financing activities	776,344	259,955,722

Net Change in Cash	3,189	(20,275)
Cash – Beginning	7,708	27,983
Cash – Ending	$10,897	$7,708

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of warrant liabilities	$—	$666,643
Initial value of common stock subject to redemption	$—	$258,750,000
Remeasurement of common shares subject to redemption	$2,666,732	5,695,735

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through December 31, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the trust account and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

Initial Business Combination; Trust Agreement Amendment; Charter Amendment

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

On February 7, 2023, the Company’s stockholders approved an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated February 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”) (the “Trust Agreement”), to change the date on which Continental must commence liquidation of the amount on deposit in the trust account (the “Trust Account”) established in connection with the Company’s initial public offering from February 16, 2023 to March 18, 2023, subject to extension by the board of directors for up to five additional thirty-day periods (the latest of which such date (August 15, 2023 if the board of directors exercises all five extensions) is referred to as the “New Termination Date”). See Note 10.

On February 7, 2023, the Company’s stockholders also approved an amendment (the “Charter Amendment”) to the Amended and Restated Certificate of Incorporation of the Company (the “Charter”) to (i) extend the initial period of time by which the Company has to consummate an initial business combination to the New Termination Date and (ii) make other administrative and technical changes in the Charter in connection with the New Termination Date, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement the Company filed with the SEC on January 9, 2023. The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on February 8, 2023. See Note 10.

In connection with the Company’s stockholders’ approval and implementation of the Charter Amendment, the holders of 16,328,643 shares of the Company’s common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,172. Following such redemptions, 9,546,357 Public Shares remain outstanding and the Company expects to have approximately $96,751,378 remaining in the Trust Account.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the Business Combination are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors have agreed (a) to waive redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Charter (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Charter or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until the New Termination Date to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve any further amendment to the Charter to further extend this date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Amended and Restated Business Combination Agreement and Merger Agreement

On February 8, 2023, the Company entered into an Amended and Restated Business Combination Agreement (the “Amended and Restated Business Combination Agreement”) with Goal Acquisitions Nevada Corp., a Nevada corporation (“Goal Nevada”), Digital Virgo Group, a French corporation (société par actions simplifiée) (“Digital Virgo”), all shareholders of Digital Virgo (the “Digital Virgo Shareholders”), and IODA S.A., in its capacity as the “DV Shareholders Representative” (as defined in the Amended and Restated Business Combination Agreement), which amends and restates the Business Combination Agreement, dated as of November 17, 2022, by and among the Company, Digital Virgo, and certain other parties in its entirety.

Concurrently with the execution of the Amended and Restated Business Combination Agreement, the Company and Goal Nevada entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will, prior to the Closing (as defined in the Merger Agreement), reincorporate as a Nevada corporation by merging with and into Goal Nevada, a newly-formed wholly-owned subsidiary of the Company, with Goal Nevada surviving the merger (the “Reincorporation Merger”).

Pursuant to the Amended and Restated Business Combination Agreement and after the consummation of the Reincorporation Merger, Digital Virgo will acquire all of the outstanding shares of Goal Nevada whereby the outstanding shares of Goal Nevada will be exchanged for shares of Digital Virgo by means of a statutory share exchange under Nevada law (the “Exchange”).

The Amended and Restated Business Combination Agreement and the Exchange, as well as the Merger Agreement and the Reincorporation Merger, were approved by the board of directors of the Company.

The Amended and Restated Business Combination Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the transactions contemplated by the Amended and Restated Business Combination Agreement is subject to certain conditions as further described therein.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

The Reincorporation Merger and the Exchange

Subject to, and in accordance with, the terms and conditions of the Merger Agreement, the Company will, prior to the Closing, reincorporate as a Nevada corporation by merging with and into Goal Nevada, a newly-formed wholly-owned subsidiary of the Company, with Goal Nevada surviving the merger. Each unit of the Company (which is comprised of one share of common stock of the Company and one warrant to purchase one share of common stock of the Company), share of common stock of the Company and warrant to purchase shares of common stock of the Company issued and outstanding immediately prior to the effective time of the Reincorporation Merger will be converted, respectively, into units of Goal Nevada, shares of common stock of Goal Nevada and warrants to purchase shares of common stock of Goal Nevada (respectively, “Goal Nevada Units,” “Goal Nevada Shares” and “Goal Nevada Warrants”) on a one-for-one basis, which will have substantially identical rights, preferences and privileges as the units sold in the Company’s initial public offering and simultaneous private placement, the Company’s common stock, par value $0.0001 per share, and the warrants which were included in the units that were sold in the Company’s initial public offering and simultaneous private placement.

Pursuant to the Amended and Restated Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, Digital Virgo will effect a series of related transactions, in each case, upon the terms and subject to the conditions set forth in the Amended and Restated Business Combination Agreement, including the following:

●	Prior to the Closing, Digital Virgo will convert into a French public limited company (société anonyme);
●

After the conversion into a French public limited company (société anonyme) and prior to the Closing, Digital Virgo and the Digital Virgo Shareholders intend to effect a placement of ordinary shares of Digital Virgo to certain institutional and other investors (the “PIPE Investors”) through both primary and/or secondary offerings (the “PIPE Investment”), including the sale of a number of Digital Virgo ordinary shares held by the Digital Virgo Shareholders in exchange for $125,000,000 in cash;

●	Immediately after the PIPE Investment, Digital Virgo will (i) effect a reverse share split of all of its existing shares pursuant to a conversion parity which is expected to be 10 to 26, including the shares purchased by the PIPE Investors in the PIPE Investment, (ii) change the par value of all such existing shares from €0.10 to €0.26 and (iii) rename all such existing shares to Class A ordinary shares (the “Digital Virgo Class A Ordinary Shares”) (together, the “Reverse Share Split”). Immediately after the completion of the Reverse Share Split, the Digital Virgo Class A Ordinary Shares held by IODA S.A., the controlling shareholder of Digital Virgo, will be converted into Class B preferred shares, par value €0.26 per share of Digital Virgo (the “Digital Virgo Class B Shares”), on a one-for-one basis, with such shares having identical rights to the Digital Virgo Class A Ordinary Shares except that the Digital Virgo Class B Shares will have two votes for each share

Subject to, and in accordance with, the terms and conditions of the Amended and Restated Business Combination Agreement, at the Closing, (i) Digital Virgo will acquire all of the issued outstanding Goal Nevada Shares pursuant to articles of exchange filed with the Nevada Secretary of State in accordance with the Nevada Revised Statutes, whereby each issued and outstanding Goal Nevada Share will be exchanged for one Digital Virgo Class A Ordinary Share by means of a statutory share exchange under Nevada law (the “Exchange”) and (ii) each Goal Nevada Warrant will be automatically exchanged for one warrant issued by Digital Virgo that will be exercisable for one Digital Virgo Class A Ordinary Share. All outstanding Goal Nevada Units will be separated into their underlying securities immediately prior to the Exchange.

In addition, at the Closing, (i) 5,000,000 Class C preferred shares, par value €0.26 per share, of Digital Virgo (the “DV Earnout Shares”) will be issued to and deposited with one or more escrow agents and will be disbursed to the Digital Virgo Shareholders, in whole or in part, after the Closing, if both an earnout milestone based on “EBITDA” (as defined in the Amended and Restated Business Combination Agreement) and a share price milestone are met and (ii) 1,293,750 Class C preferred shares, par value €0.26 per share, of Digital Virgo (the “Sponsor Earnout Shares”) will be issued to and deposited with an escrow agent and will be disbursed to Goal Acquisitions Sponsor LLC (the “Sponsor”), after the Closing, if a share price milestone is met. The earnout milestone will be met if Digital Virgo’s EBITDA for any fiscal year ending on or before December 31, 2027 is equal or greater than $60,000,000, in which case 2,500,000 DV Earnout Escrow Shares will be released to the Digital Virgo Shareholders. The share price milestone will be met if Digital Virgo’s share price is equal to or greater than $15.00 for at least 20 out of 30 consecutive trading days (counting only those trading days in which there is trading activity) from the period starting from the date immediately following the Closing Date and ending on December 31, 2026, in which case 2,500,000 DV Earnout Escrow Shares will be released to the Digital Virgo Shareholders and all of the Sponsor Earnout Shares will be released to the Sponsor. Any DV Earnout Shares remaining in the earnout escrow account that have not been released to the Digital Virgo Shareholders will be released to Digital Virgo, and any Sponsor Earnout Shares remaining in the earnout escrow account that have not been released to the Sponsor will be released to Digital Virgo. The Class C preferred shares of Digital Virgo will have identical rights to the Digital Virgo Class A Ordinary Shares except that the Class C preferred shares will have no voting rights. If and when the Class C preferred shares are released from escrow to the Digital Virgo Shareholders or the Sponsor, as applicable, such shares shall be automatically be converted into Digital Virgo Class A Ordinary Shares, on a one-for-one basis, with full voting rights as of their respective date of disbursement by the escrow agent. “EBITDA” means the “Adjusted EBITDA” of Digital Virgo as currently calculated by Digital Virgo for its reporting requirements under its existing credit facility.

The Sponsor has agreed to forfeit 646,875 shares of common stock of the Company for no consideration effective as of the Closing.

Other Agreements

The Amended and Restated Business Combination Agreement contemplates the execution of various additional agreements and instruments, including, among others, an Amended and Restated Sponsor Support Agreement, Amended and Restated Investor Rights Agreement, and Amended and Restated Initial Shareholders Forfeiture Agreement.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $10,897 in cash and a working capital deficit of $3,943,153. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. There are currently no amounts outstanding under any working capital loans. See Note 5 for a description of all the Sponsor and other related party funding transactions.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company will repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the working capital loans.

The Company will need to raise additional capital through loans or additional investments from the Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 15, 2023, assuming the Board of Directors approves all five 30-day extensions approved by the Company’s stockholders to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the Company’s insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 15, 2023. The Company intends to continue to complete a business combination, including the Transaction, before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the date that these financial statements were issued.

The Company’s financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, a vote by stockholders to extend the period of time to complete a Business Combination or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination, including the Transaction.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Further, Section 102(b)(l) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, the Trust Account had $262,220,950 and $258,775,579 held in marketable securities, respectively. During the year ended December 31, 2022 the Company withdrew $284,670 of interest income from the Trust Account to pay its tax obligations.

Sponsor Loan Conversion Option

The Company accounts for its Sponsor Loan Conversion Option (as defined in Note 5) exercisable for promissory notes payable to the Sponsor issued under the Expense Advance Agreement under ASC 815, Derivatives and Hedging (“ASC 815”). The Sponsor Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of  $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) exercise of over-allotment since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 25,875,000 shares of common stock in the aggregate.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Year Ended December 31,
	2022		2021
	Common stock subject to redemption	Common stock not subject to redemption	Common stock subject to redemption	Common stock not subject to redemption
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(231,628)	$(65,225)	$(969,498)	$(307,956)

Denominator:
Weighted-average shares outstanding	25,875,000	7,286,250	22,614,041	7,183,223
Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$(0.04)	$(0.04)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of December 31, 2022 and 2021, the common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$258,750,000
Less:
Common stock issuance costs	(5,695,735)
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	5,695,735
Class A common stock subject to possible redemption, December 31, 2021	258,750,000
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	2,666,732
Common stock subject to possible redemption, December 31, 2022	$261,416,732

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

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

As of December 31, 2022 and 2021, the available balance under the Expense Advance Agreement was $493,105 and $1,264,449, respectively. At the Sponsor’s option, at any time prior to payment in full of the principal balance of any promissory note issued under the Expense Advance Agreement, the Sponsor may elect to convert all or any portion of the outstanding principal amount of the promissory note into that number of warrants (the “Conversion Warrants”) equal to: (i) the portion of the principal amount of the promissory note being converted, divided by (ii) $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Common Stock after issuance of the promissory note, rounded up to the nearest whole number) (the “Sponsor Loan Conversion Option”).

As of December 31, 2022 and 2021 the aggregate Sponsor loans issued under the Expense Agreement were $1,006,895 and $235,551, respectively, and the fair value of the Sponsor Loan Conversion Option was $0 and $0, respectively.

Advances – Related Party

During the year ended December 31, 2022 the Company reimbursed the Sponsor for $2,557 in expenses paid on its behalf. As of December 31, 2022, there was a $5,000 balance owed under the advance. The expenses were comprised of payments for other operating expenses.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and Representative Shares, which are the 150,000 shares of common stock issued to EarlyBirdCapital, Inc. (“EarlyBird”) and its designees prior to the consummation of the Company’s IPO, as well as the holders of the Private Units and any units that may be issued in payment of Working Capital Loans made to the Company, are entitled to registration rights pursuant to a registration rights agreement dated as of February 10, 2021. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, EarlyBird may only make a demand on one occasion and only during the five-year period beginning on the Effective Date of the IPO. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBird may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees

As of December 31, 2022 and 2021, the Company has incurred legal costs of $2,931,887 and $527,872, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s balance sheets.

Service Provider Agreements

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of 0.125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. At December 31, 2022 and 2021, there were 7,286,250 shares of common stock issued and outstanding, excluding 25,875,000 shares of common stock subject to possible redemption.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$262,220,950	$262,220,950	$—	$—
Liabilities:
Warrant liabilities	(34,043)	—	—	(34,043)
Sponsor Loan Conversion Option	—	—	—	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$258,775,579	$258,775,579	$—	$—
Liabilities:
Warrant liabilities	(373,071)	—	—	(373,071)
Sponsor Loan Conversion Option	—	—	—	—

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for the Private Placement Warrants:

	December 31, 2022	December 31, 2021
Stock price	$10.06	$9.73
Strike price	$11.50	$11.50
Term (in years)	5.27	5.50
Volatility	9.70%	10.40%
Risk-free rate	4.75%	1.30%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$373,071
Change in valuation inputs or other assumptions	(339,028)
Fair value as of December 31, 2022	$34,043

Sponsor Loan Conversion Option

The Company established the fair value for the Sponsor Loan Conversion Option using a Monte-Carlo method model, which is considered to be a Level 3 fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements for the Sponsor Loan Conversion Option:

	December 31, 2022	December 31, 2021
Stock price	$10.06	$9.73
Strike price of warrants	$11.50	$11.50
Strike price of debt conversion	$1.50	$1.50
Term (in years)	5.28	5.50
Volatility	9.70%	10.40%
Risk-free rate	3.99%	1.30%

There was no change in fair value for the Sponsor Loan Conversion Option for the year ended December 31, 2022. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2022 for the Sponsor Loan Conversion Option.

Note 9 — Income Tax

The Company’s net deferred tax assets for the year ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Federal net operating loss	$—	$31,448
Start-up Costs	511,530	298,468
Total deferred tax asset	511,530	329,915
Valuation allowance	(511,530)	(329,915)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following for the year ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Federal
Current	$709,969	$—
Deferred	(181,615)	(329,915)
Valuation allowance	181,615	329,915
Income tax provision	$709,969	$—

As of December 31, 2022 and 2021, the Company had $0 and $149,750 in U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

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

After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $181,615 and $329,915 as of December 31, 2022 and 2021.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Change in fair value of warrants	(17.23)%	4.83%
Business Combination expenses	123.98%	0.00%
Meals and entertainment	0.10%	0.00%
Valuation allowance	44.0%	(25.83)%
Income tax provision	171.85%	0.00%

The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to Business Combination expenses incurred and the recording of a full valuation allowances on deferred tax assets and the change in fair value of warrants.

The Company files federal and Texas income tax returns and is subject to examination by the various taxing authorities.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than described above in Note 1 of these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of November 17, 2022, by and among Goal Acquisitions Corp., Digital Virgo Group, all shareholders of Digital Virgo Group, and IODA S.A. (Incorporated by referenced to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2022).
2.2	Amended and Restated Business Combination Agreement, dated as of February 8, 2023, by and among Goal Acquisitions Corp., Goal Acquisitions Nevada Corp., Digital Virgo Group, all shareholders of Digital Virgo Group, and IODA S.A. (Incorporated by referenced to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).
2.3	Agreement and Plan of Merger, dated as of February 8, 2023, by and between Goal Acquisitions Corp. and Goal Acquisitions Nevada Corp. (Incorporated by referenced to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).
3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
3.2	Form of Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
3.3	Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
3.4	Amendment to the Amended and Restated Certificate of Incorporation of Goal Acquisitions Corp. dated February 8, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023).
4.1	Specimen Unit Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.2	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.3	Specimen Warrant Certificate. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.5	Description of Securities*
10.1	Form of Letter Agreement from each of the Registrant’s officers, directors, advisors and sponsor. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.3	Promissory Note. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.4	Form of Registration Rights Agreement. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.5	Form of Subscription agreement for private units and private warrants by Goal Acquisitions Sponsor, LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.6	Form of Stock Escrow Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).

60

10.7	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.8	Expense Advance Agreement and Promissory Note between the Company and Goal Acquisitions Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2021).
10.9	Sponsor Support Agreement, dated as of November 17, 2022, by and among Goal Acquisitions Sponsor LLC, certain other persons parties thereto, Goal Acquisitions Corp. and IODA S.A. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2022).
10.10	Investor Rights Agreement, dated as of November 17, 2022, by and among Goal Acquisitions Corp., Goal Acquisitions Sponsor LLC and certain other persons parties thereto. (Incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2022).
10.11	Initial Shareholders Forfeiture Agreement, dated as of November 17, 2022, by and between Goal Acquisitions Sponsor LLC and Goal Acquisitions Corp. (Incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2022).
10.12	Amended and Restated Sponsor Support Agreement, dated as of February 8, 2023, by and among Goal Acquisitions Sponsor LLC, certain other persons parties thereto, Goal Acquisitions Corp., Goal Acquisitions Nevada Corp. and IODA S.A. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).
10.13	Amended and Restated Investor Rights Agreement, dated as of February 8, 2023, by and among Digital Virgo Group, Goal Acquisitions Corp., Goal Acquisitions Sponsor LLC and certain other persons parties thereto. (Incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).
10.14	Amended and Restated Initial Shareholders Forfeiture Agreement, dated as of February 8, 2023, by and between Goal Acquisitions Sponsor LLC and Goal Acquisitions Corp. (Incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).
10.15	Amendment to the Investment Management Trust Agreement, dated as of February 10, 2021, between Goal Acquisitions Corp. and Continental Stock Transfer & Trust Company dated February 8, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*Filed herewith.

** Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY.

None.

61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 17, 2023	GOAL ACQUISITIONS CORP.

		By:	/s/ William T. Duffy
		Name:	William T. Duffy
		Title:	Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Harvey Schiller	Chief Executive Officer	April 17, 2023
Harvey Schiller	(Principal Executive Officer)

/s/ William T. Duffy	Chief Financial Officer and Chief Operating Officer	April 17, 2023
William T. Duffy	(Principal Financial and Accounting Officer)

/s/ Donna Orender	Director	April 17, 2023
Donna Orender

/s/ David Falk	Director	April 17, 2023
David Falk

/s/ Kenneth Shropshire	Director	April 17, 2023
Kenneth Shropshire

62