Form 10-Q
period 2023-03-31
Goal Acquisitions Corp.
filed 2023-05-15
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes ☒ No ☐

As of May 12, 2023, a total of 16,832,607 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Goal Acquisitions Corp.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$230,439	$10,897
Prepaid expenses and other current assets	80,640	56,720
TOTAL CURRENT ASSETS	311,079	67,617

Marketable securities held in the trust account	98,132,179	262,220,950
TOTAL ASSETS	$98,443,258	$262,288,567

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,299,393	$3,020,456
Sponsor loans issued under the Expense Advancement Agreement	1,392,895	1,006,895
Income taxes payable	1,083,967	709,969
Excise tax payable attributable to redemption of common stock	1,654,892	—
Advances - Related Party	—	5,000
TOTAL CURRENT LIABILITIES	8,431,147	4,742,320

Warrant liabilities	34,262	34,043
TOTAL LIABILITIES	8,465,409	4,776,363

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Common stock subject to possible redemption, 9,546,357 and 25,875,000 shares at redemption value at March 31, 2023 and December 31, 2022, respectively	97,849,882	261,416,732

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 7,286,250 shares issued and outstanding at March 31, 2023 and December 31, 2022	729	729
Additional paid-in capital	—	—
Accumulated deficit	(7,872,762)	(3,905,257)
TOTAL STOCKHOLDERS’ DEFICIT	(7,872,033)	(3,904,528)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$98,443,258	$262,288,567

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Operating costs	$376,868	$272,644
Business combination expenses	1,468,351	—
Loss from operations	(1,845,219)	(272,644)

Other income:
Interest income on marketable securities held in the trust account	1,829,146	26,058
Change in fair value of warrant liability	(219)	170,133
Total other income, net	1,828,927	196,191

Loss before provision for income taxes	(16,292)	(76,453)
Provision for income taxes	(373,998)	—
Net loss	$(390,290)	$(76,453)

Weighted average shares outstanding, common stock subject to possible redemption	16,440,673	25,875,000
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.02)	$(0.00)
Weighted average shares outstanding, non-redeemable common stock	7,286,250	7,286,250
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,286,250	$729	$—	$(3,905,257)	$(3,904,528)

Remeasurement of common stock subject to possible redemption	—	—	—	(1,922,323)	(1,922,323)

Excise tax payable attributable to redemption of common stock	—	—	—	(1,654,892)	(1,654,323)

Net loss	—	—	—	(390,290)	(390,290)

Balance as of March 31, 2023	7,286,250	$729	$—	$(7,872,762)	$(7,872,033)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,286,250	$729	$336,908	$(1,278,580)	$(940,943)

Net loss	—	—	—	(76,453)	(76,453)
Balance as of March 31, 2022	7,286,250	$729	$336,908	$(1,355,033)	$(1,017,396)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(390,290)	$(76,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investments held in the trust account	(1,829,146)	(26,058)
Change in fair value of warrant liabilities	219	(170,133)
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(23,920)	35,287
Accounts payable and accrued expenses	1,278,937	(193,096)
Income taxes payable	373,998	—
Net cash used in operating activities	(590,202)	(430,453)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(517,500)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	946,244	—
Cash withdrawn from Trust Account for redemption of common shares	165,489,173	—
Net cash provided by investing activities	165,917,917	—

Cash Flows from Financing Activities:
Redemption of common shares	(165,489,173)
Proceeds from sponsor loans issued under the Expense Advancement Agreement	386,000	445,000
Advances from Sponsor	—	2,557
Repayment of advances from Sponsor	(5,000)	—
Net cash (used in) provided by financing activities	(165,108,173)	447,557

Net Change in Cash	219,542	17,104
Cash – Beginning	10,987	7,708
Cash – Ending	$230,439	$24,812

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of common shares subject to redemption	$1,922,323	$—
Excise tax payable attributable to redemption of common stock	$1,654,892	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through March 31, 2023, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities held in the trust account and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

On February 7, 2023, the Company’s stockholders approved an amendment to the Investment Management Trust Agreement, dated February 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to change the date on which Continental must commence liquidation of the amount on deposit in the trust account (the “Trust Account”) established in connection with the Company’s initial public offering from February 16, 2023 to March 18, 2023, subject to extension by the board of directors for up to five additional thirty-day periods (the latest of which such date (August 15, 2023 if the board of directors exercises all five extensions) is referred to as the “New Termination Date”). As of the date of this Quarterly Report on Form 10-Q, three payments of $258,750 each have been deposited into the Trust Account for additional thirty-day extension periods.

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

In connection with the Company’s stockholders’ approval and implementation of the Charter Amendment, the holders of 16,328,643 shares of the Company’s common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,173. Following such redemptions, 9,546,357 Public Shares remain outstanding.

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

Subject to, and in accordance with, the terms and conditions of the Amended and Restated Business Combination Agreement, at the Closing, (i) Digital Virgo will acquire all of the issued outstanding Goal Nevada Shares pursuant to articles of exchange filed with the Nevada Secretary of State in accordance with the Nevada Revised Statutes, whereby each issued and outstanding Goal Nevada Share will be exchanged for one Digital Virgo Class A Ordinary Share by means of the Exchange and (ii) each Goal Nevada Warrant will be automatically exchanged for one warrant issued by Digital Virgo that will be exercisable for one Digital Virgo Class A Ordinary Share. All outstanding Goal Nevada Units will be separated into their underlying securities immediately prior to the Exchange.

In addition, at the Closing, (i) 5,000,000 Class C preferred shares, par value €0.26 per share, of Digital Virgo (the “DV Earnout Shares”) will be issued to and deposited with one or more escrow agents and will be disbursed to the Digital Virgo Shareholders, in whole or in part, after the Closing, if both an earnout milestone based on “EBITDA” (as defined in the Amended and Restated Business Combination Agreement) and a share price milestone are met and (ii) 1,293,750 Class C preferred shares, par value €0.26 per share, of Digital Virgo (the “Sponsor Earnout Shares”) will be issued to and deposited with an escrow agent and will be disbursed to the Sponsor, after the Closing, if a share price milestone is met. The earnout milestone will be met if Digital Virgo’s EBITDA for any fiscal year ending on or before December 31, 2027 is equal or greater than $60,000,000, in which case 2,500,000 DV Earnout Escrow Shares will be released to the Digital Virgo Shareholders. The share price milestone will be met if Digital Virgo’s share price is equal to or greater than $15.00 for at least 20 out of 30 consecutive trading days (counting only those trading days in which there is trading activity) from the period starting from the date immediately following the Closing Date and ending on December 31, 2026, in which case 2,500,000 DV Earnout Escrow Shares will be released to the Digital Virgo Shareholders and all of the Sponsor Earnout Shares will be released to the Sponsor. Any DV Earnout Shares remaining in the earnout escrow account that have not been released to the Digital Virgo Shareholders will be released to Digital Virgo, and any Sponsor Earnout Shares remaining in the earnout escrow account that have not been released to the Sponsor will be released to Digital Virgo. The Class C preferred shares of Digital Virgo will have identical rights to the Digital Virgo Class A Ordinary Shares except that the Class C preferred shares will have no voting rights. If and when the Class C preferred shares are released from escrow to the Digital Virgo Shareholders or the Sponsor, as applicable, such shares shall be automatically be converted into Digital Virgo Class A Ordinary Shares, on a one-for-one basis, with full voting rights as of their respective date of disbursement by the escrow agent. “EBITDA” means the “Adjusted EBITDA” of Digital Virgo as currently calculated by Digital Virgo for its reporting requirements under its existing credit facility.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $230,439 in cash and a working capital deficit of $6,703,804. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. There are currently no amounts outstanding under any working capital loans. See Note 5 for a description of all the Sponsor and other related party funding transactions.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 15, 2023, assuming the Board of Directors approves all five 30-day extensions approved by the Company’s stockholders to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the Company’s insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 15, 2023. The Company intends to continue to complete a business combination, including the transactions contemplated by the Amended and Restated Business Combination Agreement (the “Transaction”), before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the date that these unaudited condensed financial statements were issued.

The Company’s unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management of the Company continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Under the current rules and regulations of the SEC the Company is not deemed an investment company for purposes of the Investment Company Act of 1940 (the “Investment Company Act”); however, on March 30, 2022, the SEC proposed new rules (the “Proposed Rules”) relating, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The Proposed Rules provide a safe harbor for companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the Proposed Rules would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of such registration statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, which includes the Company like ours. The Company did not enter into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to our initial public offering and there is a risk that we may not complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If the Company is deemed to be an investment company for purposes of the Investment Company Act, the Company may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If the Company is required to liquidate, the Company’s investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of the Company’s stock and warrants following such a transaction.

Currently, the funds in the Company’s Trust account are held only in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The Investment Company Act defines an investment company as any issuer which (i) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; (ii) is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding; or (iii) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis.

The longer that the funds in the Company’s Trust account are held in money market funds, there is a greater risk that the Company may be considered an unregistered investment company. In the event the Company is deemed an investment company under the Investment Company Act, whether based upon the Company’s activities, the investment of the Company’s funds, or as a result of the Proposed Rules being adopted by the SEC, the Company may determine that we are required to liquidate the money market funds held in the Company Trust account and may thereafter hold all funds in our trust account in cash until the earlier of consummation of the Company’s business combination or liquidation. As a result, if the Company is to switch all funds to cash, the Company will likely receive minimal interest, if any, on the funds held in the Company’s Trust account after such time, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

On February 7, 2023, the Company’s stockholders elected to redeem 16,328,643 shares for a total of $165,489,173. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2023 and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2023, the Company recorded $ 1,654,892 of excise tax liability calculated as 1% of the shares redeemed.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in the Trust Account

At March 31, 2023 and December 31, 2022, the Trust Account had $98,132,179 and $262,220,950 held in money market funds which are invested primarily in U.S. Treasury securities, respectively. From inception through March 31, 2023 the Company withdrew and aggregate of $1,230,914 of interest income from the Trust Account to pay its franchise and income tax obligations.

Sponsor Loan Conversion Option

The Company accounts for its Sponsor Loan Conversion Option (as defined in Note 5) exercisable for promissory notes payable to the Sponsor issued under the Expense Advancement Agreement under ASC 815, Derivatives and Hedging (“ASC 815”). The Sponsor Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 9,546,357 and 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Common Stock

Net income (loss) per common stock is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants that would be anti-dilutive. The warrants are exercisable to purchase 25,875,000 shares of common stock in the aggregate.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended March 31,
	2023		2022
	Redeemable	Non - Redeemable	Redeemable	Non - Redeemable
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(270,437)	$(119,853)	$(59,655)	$(16,798)
Denominator:
Weighted-average shares outstanding	16,440,673	7,286,250	25,875,000	7,286,250
Basic and diluted net loss per common stock	$(0.02)	$(0.02)	$(0.00)	$(0.00)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (2,295.59%) and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 due to business combination related expenses and the valuation allowance on the deferred tax assets. For the three months ended March 31, 2022, the effective tax rate differs from the statutory rate of 21% due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

As of March 31, 2023 and December 31, 2022, the common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Common stock subject to possible redemption, January 1, 2022	258,750,000
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	2,666,732
Common stock subject to possible redemption, December 31, 2022	$261,416,732
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	1,922,323
Less:
Redemption of common shares	(165,489,173)
Common stock subject to possible redemption, March 31, 2023	$97,849,882

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Sponsor Loans Issued Under Expense Advancement Agreement

Effective as of November 4, 2021, upon approval of the Board of Directors, the Company entered into an Expense Advancement Agreement with Goal Acquisitions Sponsor, LLC (the “Funding Party”). Pursuant to the Expense Advancement Agreement, the Funding Party has agreed to advance to the Company from time to time, upon request by the Company, a maximum of $1,500,000 in the aggregate, in each instance issued pursuant to the terms of the form of promissory note, as may be necessary to fund the Company’s expenses relating to the investigation and selection of a target business and other working capital requirements prior to completion of any potential Business Combination. All previously outstanding commitments from the Sponsor have been consolidated under the Expense Advancement Agreement, effective November 4, 2021. The Company has elected to utilize the fair value option on these instruments. On April 28, 2023 the Company executed its first amendment to the Expense Advancement Agreement and increased the maximum funding allowable under the agreement to $2,000,000.

As of March 31, 2023 and December 31, 2022, the available balance under the Expense Advancement Agreement was $607,105 and $493,105, respectively. At the Sponsor’s option, at any time prior to payment in full of the principal balance of any promissory note issued under the Expense Advancement Agreement, the Sponsor may elect to convert all or any portion of the outstanding principal amount of the promissory note into that number of warrants (the “Conversion Warrants”) equal to: (i) the portion of the principal amount of the promissory note being converted, divided by (ii) $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Common Stock after issuance of the promissory note, rounded up to the nearest whole number) (the “Sponsor Loan Conversion Option”).

As of March 31, 2023 and December 31, 2022 the fair value of the Sponsor loans issued was $1,392,895 and $1,006,895, respectively, and the fair value of the Sponsor Loan Conversion Option was $0 and $0, respectively.

Advances – Related Party

During the three months ended March 31, 2023, the Company repaid the Sponsor $5,000 for amounts advanced for other operating expenses under a separate arrangement. As of March 31, 2023 there was a $0 balance owed under such arrangement.

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

Deferred Legal Fees

As of March 31, 2023 and December 31, 2022, the Company has incurred legal costs of $3,511,365 and $2,931,887, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s condensed balance sheets.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of 0.125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. At March 31, 2023 and December 31, 2022, there were 7,286,250 shares of common stock issued and outstanding, excluding 9,546,357 and 25,875,000 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$98,132,179	$98,132,179	$—	$—
Liabilities:
Warrant liabilities	34,262	—	—	34,262
Sponsor Loan Conversion Option	—	—	—	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$262,220,950	$262,220,950	$—	$—
Liabilities:
Warrant liabilities	34,043	—	—	34,043
Sponsor Loan Conversion Option	—	—	—	—

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2023.

	March 31, 2023	December 31, 2022
Stock price	$10.20	$10.06
Strike price	$11.50	$11.50
Term (in years)	5.20	5.27
Volatility	8.60%	9.70%
Risk-free rate	4.81%	4.75%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$373,071
Change in valuation inputs or other assumptions	(339,028)
Fair value as of December 31, 2022	$34,043
Change in valuation inputs or other assumptions	219
Fair value as of March 31, 2023	$34,262

Sponsor Loan Conversion Option

The Company established the fair value for the Sponsor Loan Conversion Option using a Monte-Carlo method model, which is considered to be a Level 3 fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements for the Sponsor Loan Conversion Option:

	March 31, 2023	December 31, 2022
Stock price	$10.20	$10.06
Strike price of warrants	$11.50	$11.50
Strike price of debt conversion	$1.50	$1.50
Term (in years)	5.21	5.28
Volatility	8.60%	9.70%
Risk-free rate	3.60%	3.99%

There was no change in fair value for the Sponsor Loan Conversion Option for the period ended March 31, 2023. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended March 31, 2023 for the Sponsor Loan Conversion Option.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than described within these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s final prospectus for the Company’s initial public offering filed with the SEC on February 11, 2021 and the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2023. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

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

Results of Operations

For the three months ended March 31, 2023, we had a net loss of $390,290. We had investment income of $1,829,146 on the amount held in Trust. We recognized a $219 loss on the change in the fair value of the warrant liability. We incurred $1,845,219 of operating costs and business combination expenses. We also recognized a $373,998 provision for income taxes.

For the three months ended March 31, 2022, we had a net loss of $76,453. We incurred $272,644 of operating costs consisting mostly of general and administrative expenses. We had investment income of $26,058 on our amounts held in Trust. We also recognized a $170,133 gain on the change in the fair value of the warrant liability.

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

Extension and Redemptions

On February 7, 2023, our stockholders approved an amendment to the Investment Management Trust Agreement, dated February 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to change the date on which Continental must commence liquidation of the amount on deposit in the trust account (the “Trust Account”) established in connection with the Company’s initial public offering from February 16, 2023 to March 18, 2023, subject to extension by the board of directors for up to five additional thirty-day periods (the latest of which such date is referred to as the “New Termination Date”). As of the date of these financial statements, three payments of $258,750 each have been deposited into the Trust Account.

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

In connection with our stockholders’ approval and implementation of the Charter Amendment Proposal, the holders of 16,328,643 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,173. Following such redemptions, 9,546,357 Public Shares remain outstanding.

See the proxy statement filed by us with the SEC on January 9, 2023 and the Current Report on Form 8-K filed by us with the SEC on February 8, 2023 for additional information.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had $230,439 in cash and a working capital deficit of $6,703,804. In addition, in order to finance transaction costs in connection with a Business Combination, our initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (see Note 5 of the accompanying unaudited condensed financial statements). There are currently no amounts outstanding under any working capital loans.

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

We will need to raise additional capital through loans or additional investments from the Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q are issued.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 15, 2023, assuming the Board of Directors approves all five 30-day extensions approved by our stockholders to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that our insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 15, 2023. We intend to continue to complete a business combination, including the Transaction, before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Our unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of this Quarterly Report on Form 10-Q and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Quarterly Report on Form 10-Q.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of both March 31, 2023 and December 31, 2022, 9,546,357 and 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net (Loss) Income Per Common Share

The Company has one class of common stock, common stock sold in the IPO is subject to possible redemption. The 25,875,000 common stock underlying the outstanding warrants were excluded from diluted earnings per common stock for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common share is the same as basic net loss per common share for the periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

We have identified a deficiency in our internal controls over financial reporting which we determined was a material weakness. Our internal controls did not detect an error in the classification related to complex financial instruments. The Company has begun to develop a remediation plam which is more fully described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1#	Amended and Restated Business Combination Agreement, dated as of February 8, 2023, by and among Goal Acquisitions Corp., Goal Acquisitions Nevada Corp., Digital Virgo Group, all shareholders of Digital Virgo Group, and IODA S.A. (Incorporated by referenced to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).

2.2	Agreement and Plan of Merger, dated as of February 8, 2023, by and between Goal Acquisitions Corp. and Goal Acquisitions Nevada Corp. (Incorporated by referenced to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).

3.1	Amendment to the Amended and Restated Certificate of Incorporation of Goal Acquisitions Corp. dated February 8, 2023 (Incorporated by referenced to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023).

10.1	Amended and Restated Sponsor Support Agreement, dated as of February 8, 2023, by and among Goal Acquisitions Sponsor LLC, certain other persons parties thereto, Goal Acquisitions Corp., Goal Acquisitions Nevada Corp. and IODA S.A. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).

10.2	Amended and Restated Investor Rights Agreement, dated as of February 8, 2023, by and among Digital Virgo Group, Goal Acquisitions Corp., Goal Acquisitions Sponsor LLC and certain other persons parties thereto. (Incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).

10.3	Amended and Restated Initial Shareholders Forfeiture Agreement, dated as of February 8, 2023, by and between Goal Acquisitions Sponsor LLC and Goal Acquisitions Corp. (Incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).

10.4	Amendment to the Investment Management Trust Agreement, dated as of February 10, 2021, between Goal Acquisitions Corp. and Continental Stock Transfer & Trust Company dated February 8, 2023 (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023).

10.5*	First Amendment to the Expense Advancement Agreement, dated April 28, 2023.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
#	The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company hereby undertakes to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Company may request confidential treatment for any such schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOAL ACQUISITIONS CORP.

Date: May 15, 2023	By:	/s/ William T. Duffy
	Name:	William T. Duffy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

-27-