Form 10-Q
period 2023-06-30
Goal Acquisitions Corp.
filed 2023-08-10
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☒ No ☐

As of August 10, 2023, a total of 16,832,607 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Goal Acquisitions Corp.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,468	$10,897
Prepaid expenses and other current assets	28,405	56,720
TOTAL CURRENT ASSETS	31,873	67,617

Marketable securities held in the trust account	100,083,482	262,220,950
TOTAL ASSETS	$100,115,355	$262,288,567

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,963,218	$3,020,456
Sponsor loans issued under the Expense Advancement Agreement	2,000,000	1,006,895
Income taxes payable	1,320,549	709,969
Excise tax payable attributable to redemption of common stock	1,654,892	—
Advances - Related Party	372,895	5,000
TOTAL CURRENT LIABILITIES	10,311,554	4,742,320

Warrant liabilities	17,101	34,043
TOTAL LIABILITIES	10,328,655	4,776,363

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Common stock subject to possible redemption, 9,546,357 and 25,875,000 shares at redemption value at June 30, 2023 and December 31, 2022, respectively	99,514,603	261,416,732

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 7,286,250 shares issued and outstanding at June 30, 2023 and December 31, 2022	729	729
Additional paid-in capital	—	—
Accumulated deficit	(9,728,632)	(3,905,257)
TOTAL STOCKHOLDERS’ DEFICIT	(9,727,903)	(3,904,528)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$100,115,355	$262,288,567

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Operating costs	$239,303	$265,441	$616,171	$538,085
Business combination expenses	907,478	—	2,375,829	—
Loss from operations	(1,146,781)	(265,441)	(2,992,000)	(538,085)

Other income:
Interest income on marketable securities held in the trust account	1,175,053	349,421	3,004,199	375,479
Change in fair value of warrant liability	17,161	132,914	16,942	303,047
Total other income	1,192,214	482,335	3,021,141	678,526

Income before provision for income taxes	45,433	216,894	29,141	140,441
Provision for income taxes	(236,582)	(25,907)	(610,580)	(25,907)
Net (loss) income	$(191,149)	$190,987	$(581,439)	$114,534

Weighted average shares outstanding, common stock subject to possible redemption	9,546,357	25,875,000	12,974,470	25,875,000
Basic and diluted net (loss) income per share, common stock subject to possible redemption	$(0.01)	$0.01	$(0.03)	$0.00

Weighted average shares outstanding, non-redeemable common stock	7,286,250	7,286,250	7,286,250	7,286,250
Basic and diluted net (loss) income per share, non-redeemable common stock	$(0.01)	$0.01	$(0.03)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,286,250	$729	$—	$(3,905,257)	$(3,904,528)

Remeasurement of common stock subject to possible redemption	—	—	—	(1,922,323)	(1,922,323)

Excise tax payable attributable to redemption of common stock	—	—	—	(1,654,892)	(1,654,323)

Net loss	—	—	—	(390,290)	(390,290)

Balance as of March 31, 2023	7,286,250	729	—	(7,872,762)	(7,872,033)

Remeasurement of common stock subject to possible redemption	—	—	—	(1,664,721)	(1,664,721)

Net loss	—	—	—	(191,149)	(191,149)

Balance as of June 30, 2023	7,286,250	$729	$—	$(9,728,632)	$(9,727,903)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,286,250	$729	$336,908	$(1,278,580)	$(940,943)

Net loss	—	—	—	(76,453)	(76,453)

Balance as of March 31, 2022	7,286,250	729	336,908	(1,355,033)	(1,017,396)

Remeasurement of common stock subject to possible redemption	—	—	(122,877)	—	(122,877)

Net income	—	—	—	190,987	190,987

Balance as of June 30, 2022	7,286,250	$729	$214,031	$(1,164,046)	$(949,286)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(581,439)	$114,534
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in the trust account	(3,004,199)	(375,492)
Change in fair value of warrant liabilities	(16,942)	(303,047)
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	28,315	164,868
Accounts payable and accrued expenses	1,942,762	(244,131)
Income taxes payable	610,580	—
Net cash used in operating activities	(1,020,923)	(643,268)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(1,293,750)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	946,244	—
Cash withdrawn from Trust Account for redemption of common shares	165,489,173	—
Net cash provided by investing activities	165,141,667	—

Cash Flows from Financing Activities:
Redemption of common shares	(165,489,173)
Proceeds from sponsor loans issued under the Expense Advancement Agreement	993,105	637,000
Advances from Sponsor	372,895	2,557
Repayment of advances from Sponsor	(5,000)	—
Net cash (used in) provided by financing activities	(164,128,173)	639,557

Net Change in Cash	(7,429)	(3,711)
Cash – Beginning	10,987	7,708
Cash – Ending	$3,468	$3,997

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of common shares subject to redemption	$3,587,044	$122,877
Excise tax payable attributable to redemption of common stock	$1,654,892	$—

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

As of June 30, 2023, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities held in the trust account and will recognize changes in the fair value of warrant liabilities as other income (expense).

Financing

The registration statement for the Company’s IPO was declared effective on February 10, 2021 (the “Effective Date”). On February 16, 2021, the Company consummated the IPO of 22,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $225,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 600,000 units (the “Private Units”), at a price of $10.00 per Private Unit to Goal Acquisition Sponsor, LLC (the “Sponsor”), generating total gross proceeds of $6,000,000.

The Company granted the underwriters in the IPO a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments, if any. On February 24, 2021, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional 3,375,000 Units (the “Over-Allotment Units”). The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of $33,750,000. On February 24, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 67,500 Private Units (together with the IPO Private Placement, the “Private Placements”), generating gross proceeds of $675,000.

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

On February 7, 2023, the Company’s stockholders approved an amendment to the Investment Management Trust Agreement, dated February 10, 2021 (the “Investment Management Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to change the date on which Continental must commence liquidation of the amount on deposit in the trust account (the “Trust Account”) established in connection with the Company’s IPO from February 16, 2023 to March 18, 2023, subject to extension by the board of directors for up to five additional thirty-day periods (the latest of which such date (August 15, 2023 if the board of directors exercises all five extensions). The Board exercised all five additional thirty-day extensions. In addition, on July 27, 2023, the Company called a special meeting of stockholders to be held on August 14, 2023, at which meeting the Company’s stockholder will be asked to vote on a proposal to approve another amendment to the Investment Management Trust Agreement to change the date on which Continental must commence liquidation of the Trust Account to August 17, 2023, subject to extension by the board of directors on a day-by-day basis for a maximum of ninety days (the latest of which such date (November 15, 2023 if the board of directors exercises all potential extensions) is referred to as the “New Termination Date”. If the Company’s stockholders do not approve this amendment to the Investment Management Trust Agreement at the August 14, 2023 stockholder meeting, Continental must commence liquidation of the Trust Account on August 15, 2023. As of the date of this Quarterly Report on Form 10-Q, six payments of $258,750 each have been deposited into the Trust Account for additional thirty-day extension periods.

On February 7, 2023, the Company’s stockholders also approved an amendment (the “Charter Amendment”) to the Amended and Restated Certificate of Incorporation of the Company (the “Charter”) to (i) extend the initial period of time by which the Company has to consummate an initial business combination through August 15, 2023 and (ii) make other related administrative and technical changes in the Charter, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement the Company filed with the SEC on January 9, 2023. The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on February 8, 2023. At the August 14, 2023 stockholder meeting, the Company’s stockholders will be asked to approved an amendment (the “Second Charter Amendment”) to the Charter to (i) extend the initial period of time by which the Company has to consummate an initial business combination to the New Termination Date and (ii) make other related administrative and technical changes in the Charter, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement the Company filed with the SEC on July 27, 2023.

In connection with the Company’s stockholders’ approval and implementation of the Charter Amendment, the holders of 16,328,643 shares of the Company’s common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,173. Following such redemptions, 9,546,357 Public Shares remain outstanding. In connection with the August 14, 2023 stockholders meeting to vote on approval of the Second Charter Amendment, holders of Public Shares may elect to have such Public Shares redeemed by the Company. Assuming that the board of directors determines that there are sufficient assets legally available to effect the redemption, and the proposals submitted to the Company’s stockholders at the August 14, 2023 stockholder meeting are approved, we estimate that the per-share pro rata portion of the Trust Account to be used to redeem the Public Shares for which a redemption election has been made will be approximately $10.48, based on the approximate amount of $100,083,482 held in the Trust Account as of June 30, 2023. The closing price of our common stock on August 7, 2023 was $10.46. Accordingly, assuming that the proposals submitted to the Company’s stockholders at the August 14, 2023 stockholder meeting are approved and the market price were to remain the same as it was on August 7, 2023, public stockholders electing redemption of their Public Shares in connection with the approval of the Second Charter Amendment would receive approximately $0.02 more for each share than if such stockholder sold the redeemed Public Shares in the open market. We cannot assure stockholders that they will be able to sell their shares of common stock in the open market, even if the market price per share is higher than the redemption price stated above, as there may not be sufficient liquidity in our securities when such stockholders wish to sell their shares.

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

Assuming the proposals submitted to the Company’s stockholders at the August 14, 2023 stockholder meeting are approved, the Company will have until the New Termination Date to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve any further amendment to the Charter to further extend this date, (or if the proposals submitted to the Company’s stockholders at the August 14, 2023 stockholder meeting are not approved), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

The Reincorporation Merger and the Exchange

Subject to, and in accordance with, the terms and conditions of the Merger Agreement, the Company will, prior to the Closing, reincorporate as a Nevada corporation by merging with and into Goal Nevada, a newly-formed wholly-owned subsidiary of the Company, with Goal Nevada surviving the merger. Each unit of the Company (which is comprised of one share of common stock of the Company and one warrant to purchase one share of common stock of the Company), share of common stock of the Company and warrant to purchase shares of common stock of the Company issued and outstanding immediately prior to the effective time of the Reincorporation Merger will be converted, respectively, into units of Goal Nevada, shares of common stock of Goal Nevada and warrants to purchase shares of common stock of Goal Nevada (respectively, “Goal Nevada Units,” “Goal Nevada Shares” and “Goal Nevada Warrants”) on a one-for-one basis, which will have substantially identical rights, preferences and privileges as the units sold in the Company’s IPO and simultaneous private placement, the Company’s common stock, par value $0.0001 per share, and the warrants which were included in the units that were sold in the Company’s IPO and simultaneous private placement.

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

As more fully described in the proxy statement the Company filed with the SEC on July 27, 2023, the Company has received two notices from Digital Virgo purporting to unilaterally terminate the Amended and restated Business Combination Agreement pursuant to Section 8.03(d) of the Amended and Restated Business Combination Agreement. Since receipt of that correspondence, the Company and Digital Virgo have communicated repeatedly and extensively about these matters with a view towards resolving their differences and moving forward with the transaction in a positive and expeditious manner. As of the date of this Quarterly Report on Form 10-Q, the Company and Digital Virgo are continuing these negotiations which the Company hopes will lead towards a completed transaction.

Other Agreements

The Amended and Restated Business Combination Agreement contemplates the execution of various additional agreements and instruments, including, among others, an Amended and Restated Sponsor Support Agreement, Amended and Restated Investor Rights Agreement, and Amended and Restated Initial Shareholders Forfeiture Agreement.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had $3,468 in cash and a working capital deficit of $8,371,678. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. There are currently no amounts outstanding under any working capital loans. See Note 5 for a description of all the Sponsor and other related party funding transactions.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 15, 2023, as the Board of Directors approved all five 30-day extensions to consummate a business combination. In addition, on July 27, 2023, the Company called a special meeting of stockholders to be held on August 14, 2023, at which meeting the Company’s stockholder will be asked to vote on a proposal to approve another amendment to the Investment Management Trust Agreement to change the date on which Continental must commence liquidation of the Trust Account to the New Termination Date. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the Company’s insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 15, 2023. The Company intends to continue to complete a business combination, including the transactions contemplated by the Amended and Restated Business Combination Agreement (the “Transaction”), before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the date that these unaudited condensed financial statements were issued.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, which includes the Company like ours. The Company did not enter into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to our IPO and there is a risk that we may not complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If the Company is deemed to be an investment company for purposes of the Investment Company Act, the Company may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If the Company is required to liquidate, the Company’s investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of the Company’s stock and warrants following such a transaction.

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

On February 7, 2023, the Company’s stockholders elected to redeem 16,328,643 shares for a total of $165,489,173. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and concluded that it is probable that a contingent liability should be recorded. As of June 30, 2023, the Company recorded $1,654,892 of excise tax liability calculated as 1% of the shares redeemed.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in the Trust Account

At June 30, 2023 and December 31, 2022, the Trust Account had $100,083,482 and $262,220,950 held in money market funds which are invested primarily in U.S. Treasury securities, respectively. From inception through June 30, 2023 the Company withdrew an aggregate of $1,230,914 of interest income from the Trust Account to pay its franchise and income tax obligations and $165,489,173 in connection with redemptions. During the six months ended June 30, 2023, $1,293,750 was deposited into the Trust Account in connections with the monthly extension deposits.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 9,546,357 and 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net (Loss) Income Per Common Stock

Net (loss) income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted (loss) income per common stock does not consider the effect of the warrants that would be anti-dilutive. The warrants are exercisable to purchase 25,875,000 shares of common stock in the aggregate.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(108,407)	$(82,472)	$149,023	$41,964	$(372,339)	$(209,100)	$89,368	$25,166

Denominator:
Weighted-average shares outstanding	9,546,357	7,286,250	25,875,000	7,286,250	12,974,470	7,286,250	25,875,000	7,286,250

Basic and diluted net (loss) income per common stock	$(0.01)	$(0.01)	$0.01	$0.01	$(0.03)	$(0.03)	$0.00	$0.00

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 520.73% and 11.94% for the three months ended June 30, 2023 and 2022, respectively, and 2,095.33% and 18.45% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 due to business combination related expenses and the valuation allowance on the deferred tax assets. For the three and six months ended June 30, 2022, the effective tax rate differs from the statutory rate of 21% due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

As of June 30, 2023 and December 31, 2022, the common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Common stock subject to possible redemption, January 1, 2022	25,875,000	$258,750,000
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	—	2,666,732
Common stock subject to possible redemption, December 31, 2022	25,785,000	261,416,732
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	—	3,587,044
Less:
Redemption of common shares	(16,328,643)	(165,489,173)
Common stock subject to possible redemption, June 30, 2023	9,546,357	$99,514,603

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

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

As of June 30, 2023 and December 31, 2022, the available balance under the Expense Advancement Agreement was $0 and $493,105, respectively. At the Sponsor’s option, at any time prior to payment in full of the principal balance of any promissory note issued under the Expense Advancement Agreement, the Sponsor may elect to convert all or any portion of the outstanding principal amount of the promissory note into that number of warrants (the “Conversion Warrants”) equal to: (i) the portion of the principal amount of the promissory note being converted, divided by (ii) $2.00, per the First Amendment to the Expense Advance Agreement, (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Common Stock after issuance of the promissory note, rounded up to the nearest whole number) (the “Sponsor Loan Conversion Option”).

As of June 30, 2023 and December 31, 2022 the fair value of the Sponsor loans issued was $2,000,000 and $1,006,895, respectively, and the fair value of the Sponsor Loan Conversion Option was $0 and $0, respectively.

Advances – Related Party

During the six months ended June 30, 2023, the Company repaid the Sponsor $5,000 for amounts advanced for other operating expenses under a separate arrangement and received $372,895 funding from the Sponsor. As of June 30, 2023 there was a $372,895 balance owed under advances – related party.

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

Business Combination Marketing Agreement

In connection with the IPO, the Company engaged EarlyBird as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay EarlyBird a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable). The agreement was subsequently revised as discussed below.

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

Deferred Legal Fees

As of June 30, 2023 and December 31, 2022, the Company has incurred legal costs of $4,458,387 and $2,931,887, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s condensed balance sheets.

Service Provider Agreements

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. On July 6, 2023, the Company entered into an agreement with an advisor for an aggregate fee of $1,000,000 that will become due and payable upon consummation of the Company’s initial Business Combination.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of 0.125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. At June 30, 2023 and December 31, 2022, there were 7,286,250 shares of common stock issued and outstanding, excluding 9,546,357 and 25,875,000 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$100,083,482	$100,083,482	$—	$—
Liabilities:
Warrant liabilities	17,101	—	—	17,101
Sponsor Loan Conversion Option	—	—	—	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$262,220,950	$262,220,950	$—	$—
Liabilities:
Warrant liabilities	34,043	—	—	34,043
Sponsor Loan Conversion Option	—	—	—	—

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between Levels 1, 2 or 3 during the period ended June 30, 2023.

	June 30, 2023	December 31, 2022
Stock price	$10.38	$10.06
Strike price	$11.50	$11.50
Term (in years)	5.11	5.27
Volatility	6.10%	9.70%
Risk-free rate	5.45%	4.75%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$373,071
Change in valuation inputs or other assumptions	(339,028)
Fair value as of December 31, 2022	$34,043
Change in valuation inputs or other assumptions	219
Fair value as of March 31, 2023	$34,262
Change in valuation inputs or other assumptions	(16,942)
Fair value as of June 30, 2023	$17,101

Sponsor Loan Conversion Option

The Company established the fair value for the Sponsor Loan Conversion Option using a Monte-Carlo method model, which is considered to be a Level 3 fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements for the Sponsor Loan Conversion Option:

	June 30, 2023	December 31, 2022
Stock price	$10.38	$10.06
Strike price of warrants	$11.50	$11.50
Strike price of debt conversion	$1.50	$1.50
Term (in years)	5.11	5.28
Volatility	6.1%	9.70%
Risk-free rate	5.28%	3.99%

There was no change in fair value for the Sponsor Loan Conversion Option for the period ended June 30, 2023. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended June 30, 2023 for the Sponsor Loan Conversion Option.

Note 9 — Subsequent Events

On July 13, 2023, the Company deposited the sixth and final payment of $258,750 into the Trust Account in connection with the Charter Amendment. On July 27, 2023, the Company called a special meeting of stockholders to be held on August 14, 2023, at which meeting the Company’s stockholder will be asked to vote on a proposal to approve another amendment to the Investment Management Trust Agreement to change the date on which Continental must commence liquidation of the Trust Account to August 17, 2023, subject to extension by the board of directors on a day-by-day basis for a maximum of ninety days (the latest of which such date is November 15, 2023 if the board of directors exercises all potential extensions). If the Company’s stockholders do not approve this amendment to the Investment Management Trust Agreement at the August 14, 2023 stockholder meeting, Continental must commence liquidation of the Trust Account on August 15, 2023.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than disclosed within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 600,000 units (the “Private Units”), at a price of $10.00 per Private Unit. On February 24, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 67,500 Private Units (together with the IPO Private Placement, the “Private Placements”), generating gross proceeds of $6,675,000.

Results of Operations

For the three months ended June 30, 2023, we had a net loss of $191,149. We had investment income of $1,175,053 on the amount held in the Trust Account and a $17,161 gain on the change in the fair value of the warrant liability. We incurred $1,146,781 of operating costs and business combination expenses. We also recognized a $236,582 provision for income taxes.

For the three months ended June 30, 2022, we had net income of $190,987. We had investment income of $349,421 on the amount held in the Trust Account. We recognized a $132,914 gain on the change in the fair value of the warrant liability. We incurred $265,441 of operating costs consisting mostly of general and administrative expenses. We also recognized a $25,907 provision for income taxes.

For the six months ended June 30, 2023, we had a net loss of $581,439. We had investment income of $3,004,199 on the amount held in the Trust Account. We recognized a $16,942 gain on the change in the fair value of the warrant liability. We incurred $2,992,000 of operating costs and business combination expenses. We also recognized a $610,580 provision for income taxes.

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

Extension and Redemptions

On February 7, 2023, our stockholders approved an amendment to the Investment Management Trust Agreement, dated February 10, 2021 (the “Investment Management Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to change the date on which Continental must commence liquidation of the amount on deposit in the trust account (the “Trust Account”) established in connection with the Company’s initial public offering from February 16, 2023 to March 18, 2023, subject to extension by the board of directors for up to five additional thirty-day periods (the latest of which such date is August 15, 2023 if the board of directors exercises all five extensions). The Board exercised all five additional thirty-day extensions. In addition, on July 27, 2023, the Company called a special meeting of stockholders to be held on August 14, 2023, at which meeting the Company’s stockholder will be asked to vote on a proposal to approve another amendment to the Investment Management Trust Agreement to change the date on which Continental must commence liquidation of the Trust Account to August 17, 2023, subject to extension by the board of directors on a day-by-day basis for a maximum of ninety days (the latest of which such date (November 15, 2023 if the board of directors exercises all potential extensions) is referred to as the “New Termination Date”). If the Company’s stockholders do not approve this amendment to the Investment Management Trust Agreement at the August 14, 2023 stockholder meeting, Continental must commence liquidation of the Trust Account on August 15, 2023. As of the date of this Quarterly Report on Form 10-Q, six payments of $258,750 each have been deposited into the Trust Account for additional thirty-day extension periods.

On February 7, 2023, our stockholders also approved an amendment (the “Charter Amendment”) to the Amended and Restated Certificate of Incorporation of the Company (the “Charter”) to (i) extend the initial period of time by which the Company has to consummate an initial business combination to through August 15, 2023 and (ii) make other related administrative and technical changes in the Charter, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement that the Company filed with the SEC on January 9, 2023. The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on February 8, 2023. At the August 14, 2023 stockholder meeting, the Company’s stockholders will be asked to approved an amendment (the “Second Charter Amendment”) to the Charter to (i) extend the initial period of time by which the Company has to consummate an initial business combination to the New Termination Date and (ii) make other related administrative and technical changes in the Charter, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement the Company filed with the SEC on July 27, 2023.

In connection with our stockholders’ approval and implementation of the Charter Amendment Proposal, the holders of 16,328,643 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,173. Following such redemptions, 9,546,357 Public Shares remain outstanding. In connection with the August 14, 2023 stockholders meeting to vote on approval of the Second Charter Amendment, holders of Public Shares may elect to have such Public Shares redeemed by the Company. Assuming that the board of directors determines that there are sufficient assets legally available to effect the redemption, and the proposals submitted to the Company’s stockholders at the August 14, 2023 stockholder meeting are approved, we estimate that the per-share pro rata portion of the Trust Account to be used to redeem the Public Shares for which a redemption election has been made will be approximately $10.48, based on the approximate amount of $100,083,482 held in the Trust Account as of June 30, 2023. The closing price of our common stock on August 7, 2023 was $10.46. Accordingly, assuming that the proposals submitted to the Company’s stockholders at the August 14, 2023 stockholder meeting are approved and the market price were to remain the same as it was on August 7, 2023, public stockholders electing redemption of their Public Shares in connection with the approval of the Second Charter Amendment would receive approximately $0.02 more for each share than if such stockholder sold the redeemed Public Shares in the open market. We cannot assure stockholders that they will be able to sell their shares of common stock in the open market, even if the market price per share is higher than the redemption price stated above, as there may not be sufficient liquidity in our securities when such stockholders wish to sell their shares.

See the proxy statements filed by us with the SEC on January 9, 2023 and July 27, 2023 and the Current Report on Form 8-K filed by us with the SEC on February 8, 2023 for additional information.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had $3,468 in cash and a working capital deficit of $8,371,678. In addition, in order to finance transaction costs in connection with a Business Combination, our initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (see Note 5 of the accompanying unaudited condensed financial statements). There are currently no amounts outstanding under any working capital loans.

In addition, in May 2021, we received a commitment letter from the Sponsor whereby the Sponsor committed to fund any working capital shortfalls through the earlier of an initial Business Combination or our liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $300,000. In August 2021, we received a new commitment letter from the Sponsor to increase such loan amount up to $500,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of our initial Business Combination or at the holder’s discretion, convertible into warrants of the Company at a price of $2.00 per warrant.

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

Pursuant to the terms of the Expense Advancement Agreement, if we complete a Business Combination, we will repay all outstanding loaned amounts. No interest accrues on the unpaid principal balance of any Promissory Note. The Funding Party cannot seek repayment from the trust account for amounts owed under the Expense Advancement Agreement. All loans from the Funding Party are convertible into warrants to purchase shares of common stock (the “Conversion Warrants”), at the option of the Funding Party. The number of Conversion Warrants granted will be equal to the portion of the principal amount of the Promissory Note being converted, divided by $2.00, as amended per First Amendment to the Expense Advance Agreement, (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to our common stock occurring after the date of the Expense Advancement Agreement), rounded up to the nearest whole number of shares. The Conversion Warrants shall be identical to those warrants that were issued in a private placement that closed concurrently with our initial public offering. The holders of Conversion Warrants or shares of common stock underlying the Conversion Warrants are entitled to certain demand and piggyback registration rights pursuant to the terms of the Expense Advancement Agreement. All previously outstanding commitments from the Sponsor have been consolidated under the Expense Advancement Agreement, effective November 4, 2021.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 15, 2023, as the Board of Directors approved all five 30-day extensions to consummate a business combination. In addition, on July 27, 2023, the Company called a special meeting of stockholders to be held on August 14, 2023, at which meeting the Company’s stockholder will be asked to vote on a proposal to approve another amendment to the Investment Management Trust Agreement to change the date on which Continental must commence liquidation of the Trust Account to the New Termination Date. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that our insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 15, 2023. We intend to continue to complete a business combination, including the Transaction, before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of both June 30, 2023 and December 31, 2022, 9,546,357 and 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net (Loss) Income Per Common Share

The Company has one class of common stock. The common stock sold in the IPO is subject to possible redemption. The 25,875,000 common stock underlying the outstanding warrants were excluded from diluted earnings per common stock for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 is not expected to have an impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

We have identified a deficiency in our internal controls over financial reporting which we determined was a material weakness. Our internal controls did not detect an error in the classification related to complex financial instruments. The Company has begun to develop a remediation plan which is more fully described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number	Description

2.1#	Amended and Restated Business Combination Agreement, dated as of February 8, 2023, by and among Goal Acquisitions Corp., Goal Acquisitions Nevada Corp., Digital Virgo Group, all shareholders of Digital Virgo Group, and IODA S.A. (Incorporated by referenced to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).

2.2	Agreement and Plan of Merger, dated as of February 8, 2023, by and between Goal Acquisitions Corp. and Goal Acquisitions Nevada Corp. (Incorporated by referenced to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).

3.1	Amendment to the Amended and Restated Certificate of Incorporation of Goal Acquisitions Corp. dated February 8, 2023 (Incorporated by referenced to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
#	The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company hereby undertakes to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Company may request confidential treatment for any such schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOAL ACQUISITIONS CORP.

Date: August 10, 2023	By:	/s/ William T. Duffy
	Name:	William T. Duffy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

-27-