Form 10-Q
period 2023-09-30
Goal Acquisitions Corp.
filed 2023-11-14
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☒ No ☐

As of November 9, 2023, a total of 7,552,600 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Goal Acquisitions Corp.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$531,636	$10,897
Prepaid expenses and other current assets	107,193	56,720
TOTAL CURRENT ASSETS	638,829	67,617

Marketable securities held in the trust account	8,967,382	262,220,950
TOTAL ASSETS	$9,606,211	$262,288,567

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,361,822	$3,020,456
Sponsor loans issued under the Expense Advancement Agreement	2,000,000	1,006,895
Income taxes payable	1,486,925	709,969
Excise tax payable attributable to redemption of common stock	2,568,874	—
Advances - Related Party	677,232	5,000
TOTAL CURRENT LIABILITIES	12,094,853	4,742,320

Warrant liabilities	19,296	34,043
TOTAL LIABILITIES	12,114,149	4,776,363

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Common stock subject to possible redemption, 838,259 and 25,875,000 shares at redemption value at September 30, 2023 and December 31, 2022, respectively	8,914,688	261,416,732

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 7,286,250 shares issued and outstanding at September 30, 2023 and December 31, 2022	729	729
Additional paid-in capital	—	—
Accumulated deficit	(11,423,355)	(3,905,257)
TOTAL STOCKHOLDERS’ DEFICIT	(11,422,626)	(3,904,528)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$9,606,211	$262,288,567

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Operating costs	$77,615	$225,368	$693,786	$763,453
Business combination expenses	463,831	—	2,839,660	—
Loss from operations	(541,446)	(225,368)	(3,533,446)	(763,453)

Other income:
Interest income on marketable securities held in the trust account	727,593	1,167,939	3,731,792	1,543,418
Change in fair value of warrant liability	(2,195)	40,503	14,747	343,550
Total other income	725,398	1,208,442	3,746,539	1,886,968

Income before provision for income taxes	183,952	983,074	213,093	1,123,515
Provision for income taxes	(166,376)	(234,764)	(776,956)	(260,671)
Net income (loss)	$17,576	$748,310	$(563,863)	$862,844

Weighted average shares outstanding, common stock subject to possible redemption	5,381,614	25,875,000	10,415,705	25,875,000
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.00	$0.02	$(0.03)	$0.03

Weighted average shares outstanding, non-redeemable common stock	7,286,250	7,286,250	7,286,250	7,286,250
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.00	$0.02	$(0.03)	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,286,250	$729	$—	$(3,905,257)	$(3,904,528)

Remeasurement of common stock subject to possible redemption	—	—	—	(1,922,323)	(1,922,323)

Excise tax payable attributable to redemption of common stock	—	—	—	(1,654,892)	(1,654,323)

Net loss	—	—	—	(390,290)	(390,290)

Balance as of March 31, 2023	7,286,250	729	—	(7,872,762)	(7,872,033)

Remeasurement of common stock subject to possible redemption	—	—	—	(1,664,721)	(1,664,721)

Net loss	—	—	—	(191,149)	(191,149)

Balance as of June 30, 2023	7,286,250	729	—	(9,728,632)	(9,727,903)

Remeasurement of common stock subject to possible redemption	—	—	—	(798,317)	(798,317)

Excise tax payable attributable to redemption of common stock	—	—	—	(913,982)	(913,982)

Net income	—	—	—	17,576	17,576

Balance as of September 30, 2023	7,286,250	$729	$—	$(11,423,355)	$(11,422,626)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,286,250	$729	$336,908	$(1,278,580)	$(940,943)

Net loss	—	—	—	(76,453)	(76,453)

Balance as of March 31, 2022	7,286,250	729	336,908	(1,355,033)	(1,017,396)

Remeasurement of common stock subject to possible redemption	—	—	(122,877)	—	(122,877)

Net income	—	—	—	190,987	190,987

Balance as of June 30, 2022	7,286,250	729	214,031	(1,164,046)	(949,286)

Remeasurement of common stock subject to possible redemption	—	—	(214,031)	(642,758)	(856,789)

Net income	—	—	—	748,310	748,310

Balance as of September 30, 2022	7,286,250	$729	$—	$(1,058,494)	$(1,057,765)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(563,863)	$862,844
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in the trust account	(3,731,792)	(1,543,402)
Change in fair value of warrant liabilities	(14,747)	(343,550)
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(50,473)	296,014
Accounts payable and accrued expenses	2,341,366	(264,644)
Income taxes payable	776,956	260,671
Net cash used in operating activities	(1,242,553)	(732,067)

Cash Flows from Investing Activities:
Principal deposited in Trust Account in connection with monthly extension deposits	(1,552,500)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	1,650,455	284,670
Cash withdrawn from Trust Account for redemption of common shares	256,887,405	—
Net cash provided by investing activities	256,985,360	284,670

Cash Flows from Financing Activities:
Redemption of common shares	(256,887,405)	—
Proceeds from sponsor loans issued under the Expense Advancement Agreement	993,105	717,500
Repayment of sponsor loans issued under the Expense Advancement Agreement	—	(255,493)
Advances from Sponsor	677,232	2,557
Repayment of advances from Sponsor	(5,000)	(2,557)
Net cash (used in) provided by financing activities	(255,222,068)	462,007

Net Change in Cash	520,739	14,610
Cash – Beginning	10,987	7,708
Cash – Ending	$531,636	$22,318

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of common shares subject to redemption	$4,385,361	$979,666
Excise tax payable attributable to redemption of common stock	$2,568,874	$—

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

As of September 30, 2023, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities held in the trust account and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

On February 7, 2023, the Company’s stockholders approved an amendment to the Investment Management Trust Agreement (the “First Trust Agreement Amendment”), dated February 10, 2021 (the “Investment Management Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to change the date on which Continental must commence liquidation of the amount on deposit in the trust account (the “Trust Account”) established in connection with the Company’s IPO from February 16, 2023 to March 18, 2023, subject to extension by the board of directors for up to five additional thirty-day periods (the latest of which such date (August 15, 2023 if the board of directors exercises all five extensions). The Board exercised all five additional thirty-day extensions.

On February 7, 2023, the Company’s stockholders also approved an amendment (the “First Charter Amendment”) to the Amended and Restated Certificate of Incorporation of the Company (the “Charter”) to (i) extend the initial period of time by which the Company has to consummate an initial business combination through August 15, 2023 and (ii) make other related administrative and technical changes in the Charter, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement the Company filed with the SEC on January 9, 2023. The Company filed the First Charter Amendment with the Secretary of State of the State of Delaware on February 8, 2023.

In connection with the Company’s stockholders’ approval and implementation of the First Charter Amendment, the holders of 16,328,643 shares of the Company’s common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,173. Following such redemptions, 9,546,357 Public Shares remain outstanding.

On August 14, 2023, the Company’s stockholders approved an amendment (the “Second Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated February 10, 2021, by and between the Company Continental, to change the date on which Continental must commence liquidation of the amount on deposit in the Trust Account established in connection with the Company’s initial public offering from August 16, 2023 to August 23, 2023, subject to extension by the board of directors on a day-by-day basis, with the ability to extend up to seven days at a time in advance, for a maximum of ninety-days, which is currently November 15, 2023 as of the date of these financial statements, (the latest of which such date is referred to as the “New Termination Date”).

On August 14, 2023, the Company’s stockholders also approved an amendment (the “Second Charter Amendment”) to the Charter to (i) extend the initial period of time by which the Company has to consummate an initial business combination to the New Termination Date and (ii) make other administrative and technical changes in the Charter in connection with the New Termination Date, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement. The Company filed the Second Charter Amendment with the Secretary of State of the State of Delaware on August 14, 2023.

In connection with the stockholders’ approval and implementation of the Second Charter Amendment proposal, the holders of 8,708,098 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.495 per share, for an aggregate redemption amount of $91,398,232. Following such redemptions, 838,259 Public Shares remain outstanding.

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

As a result of the stockholder approval of the Trust Agreement Amendment, the Company will have until the New Termination Date to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve any further amendment to the Charter to further extend this date, (or if the proposals submitted to the Company’s stockholders at the August 14, 2023 stockholder meeting are not approved), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

The Company has received two notices from Digital Virgo purporting to unilaterally terminate the Amended and restated Business Combination Agreement pursuant to Section 8.03(d) of the Amended and Restated Business Combination Agreement. Since receipt of that correspondence, the Company and Digital Virgo have communicated about these matters with a view towards resolving their differences and moving forward with the transaction. As of the date of this Quarterly Report on Form 10-Q, the Company and Digital Virgo are continuing these negotiations.

Other Agreements

The Amended and Restated Business Combination Agreement contemplates the execution of various additional agreements and instruments, including, among others, an Amended and Restated Sponsor Support Agreement, Amended and Restated Investor Rights Agreement, and Amended and Restated Initial Shareholders Forfeiture Agreement.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had $531,636 in cash and a working capital deficit of $11,456,024. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. There are currently no amounts outstanding under any working capital loans. See Note 5 for a description of all the Sponsor and other related party funding transactions.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until the New Termination Date, currently November 14, 2023 to consummate a business combination. On August 14, 2023, the Company’s stockholders voted and approved the Second Trust Agreement Amendment to change the date on which Continental must commence liquidation of the Trust Account to the New Termination Date. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the Company’s insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 14, 2023. The Company intends to continue to complete a business combination, including the transactions contemplated by the Amended and Restated Business Combination Agreement (the “Transaction”), before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the date that these unaudited condensed financial statements were issued.

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

On February 7, 2023, the Company’s stockholders elected to redeem 16,328,643 shares for a total of $165,489,173 and on August 17, 2023, the Company’s stockholders elected to redeem 8,708,098 shares for a total of $91,398,232. As such the Company has recorded a 1% excise tax liability in the amount of $2,568,874 on the Company’s condensed balance sheets as of September 30, 2023. The liability does not impact the Company’s condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Marketable Securities Held in the Trust Account

At September 30, 2023 and December 31, 2022, the Trust Account had $8,967,382 and $262,220,950 held in money market funds which are invested primarily in U.S. Treasury securities, respectively. From inception through September 30, 2023, the Company withdrew an aggregate of $1,935,125 of interest income from the Trust Account to pay its franchise and income tax obligations and $256,887,405 in connection with redemptions. During the nine months ended September 30, 2023, $1,552,500 was deposited into the Trust Account in connection with the monthly extension deposits (as discussed in Note 1).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 838,259 and 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$7,467	$10,109	$583,890	$164,420	$(331,773)	$(232,090)	$673,258	$189,586

Denominator:
Weighted-average shares outstanding	5,381,614	7,286,250	25,875,000	7,286,250	10,415,705	7,286,250	25,875,000	7,286,250

Basic and diluted net income (loss) per common stock	$0.00	$0.00	$0.02	$0.02	$(0.03)	$(0.03)	$0.03	$0.03

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 90.45% and 23.88% for the three months ended September 30, 2023 and 2022, respectively, and 364.61% and 23.20% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 due to business combination related expenses and the valuation allowance on the deferred tax assets. For the three and nine months ended September 30, 2022, the effective tax rate differs from the statutory rate of 21% due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2023 and December 31, 2022, the common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Common stock subject to possible redemption, January 1, 2022	25,875,000	$258,750,000
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	—	2,666,732
Common stock subject to possible redemption, December 31, 2022	25,875,000	261,416,732
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	—	4,385,361
Less:
Redemption of common shares	(25,036,741)	(256,887,405)
Common stock subject to possible redemption, September 30, 2023	838,259	$8,914,688

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

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

As of September 30, 2023 and December 31, 2022, the available balance under the Expense Advancement Agreement was $0 and $493,105, respectively. At the Sponsor’s option, at any time prior to payment in full of the principal balance of any promissory note issued under the Expense Advancement Agreement, the Sponsor may elect to convert all or any portion of the outstanding principal amount of the promissory note into that number of warrants (the “Conversion Warrants”) equal to: (i) the portion of the principal amount of the promissory note being converted, divided by (ii) $2.00, per the First Amendment to the Expense Advance Agreement, (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Common Stock after issuance of the promissory note, rounded up to the nearest whole number) (the “Sponsor Loan Conversion Option”).

As of September 30, 2023 and December 31, 2022 the fair value of the Sponsor loans issued was $2,000,000 and $1,006,895, respectively, and the fair value of the Sponsor Loan Conversion Option was $0 and $0, respectively.

Advances – Related Party

During the nine months ended September 30, 2023, the Company repaid the Sponsor $5,000 for amounts advanced for other operating expenses under a separate arrangement and received $677,232 funding from the Sponsor. As of September 30, 2023 there was a $677,232 balance owed under advances – related party.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and Representative Shares, which are the 150,000 shares of common stock issued to EarlyBirdCapital, Inc. (“EarlyBird”) and its designees prior to the consummation of the Company’s IPO, as well as the holders of the Private Units and any units that may be issued in payment of Working Capital Loans made to the Company, are entitled to registration rights pursuant to an agreement signed prior to the Effective Date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, EarlyBird may only make a demand on one occasion and only during the five-year period beginning on the Effective Date of the IPO. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBird may participate in a “piggy-back” registration only during the seven-year period beginning on the Effective Date of the IPO. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees

As of September 30, 2023 and December 31, 2022, the Company has incurred legal costs of $4,803,133 and $2,931,887, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s condensed balance sheets.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of 0.125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. At September 30, 2023 and December 31, 2022, there were 7,286,250 shares of common stock issued and outstanding, excluding 838,259 and 25,875,000 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$8,967,382	$8,967,382	$—	$—
Liabilities:
Warrant liabilities	19,296	—	—	19,296
Sponsor Loan Conversion Option	—	—	—	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$262,220,950	$262,220,950	$—	$—
Liabilities:
Warrant liabilities	34,043	—	—	34,043
Sponsor Loan Conversion Option	—	—	—	—

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between Levels 1, 2 or 3 during the period ended September 30, 2023.

	September 30, 2023	December 31, 2022
Stock price	$10.51	$10.06
Strike price	$11.50	$11.50
Term (in years)	5.31	5.27
Volatility	3.60%	9.70%
Risk-free rate	5.47%	4.75%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities for the nine months ended September 30, 2023:

Private Placement Warrants
Fair value as of December 31, 2022	$34,043
Change in fair value	219
Fair value as of March 31, 2023	$34,262
Change in fair value	(17,161)
Fair value as of June 30, 2023	$17,101
Change in fair value	2,195
Fair value as of September 30, 2023	$19,296

Sponsor Loan Conversion Option

The Company established the fair value for the Sponsor Loan Conversion Option using a Monte-Carlo method model, which is considered to be a Level 3 fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements for the Sponsor Loan Conversion Option:

	September 30, 2023	December 31, 2022
Stock price	$10.51	$10.06
Strike price of warrants	$11.50	$11.50
Strike price of debt conversion	$1.50	$1.50
Term (in years)	5.31	5.28
Volatility	3.6%	9.70%
Risk-free rate	5.54%	3.99%

There was no change in fair value for the Sponsor Loan Conversion Option for the period ended September 30, 2023. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended September 30, 2023 for the Sponsor Loan Conversion Option.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than disclosed below or within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 8, 2023, the Company held a meeting and approved an amendment to the Charter (the “Third Charter Amendment”) to extend the initial period of time by which the Company has to consummate an initial business combination to February 10, 2024.  In connection with the stockholders’ approval and implementation of the Third Charter Amendment proposal, the holders of 571,909 Public Shares exercised their right to redeem their shares for cash. As of the date of these financial statements the Company along with its trustee are finalizing the redemption payout. Following such redemptions, 266,360 Public Shares will remain outstanding.

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

Results of Operations

For the three months ended September 30, 2023, we had a net income of $17,576. We had investment income of $727,593 on the amount held in the Trust Account and a $2,195 loss on the change in the fair value of the warrant liability. We incurred $541,446 of operating costs and business combination expenses. We also incurred a $166,376 provision for income taxes.

For the three months ended September 30, 2022, we had net income of $748,310. We had investment income of $1,167,939 on the amount held in Trust. We recognized a $40,503 gain on the change in the fair value of the warrant liability. We incurred $225,368 of operating costs. We also incurred a $234,764 provision for income taxes.

For the nine months ended September 30, 2023, we had a net loss of $563,863. We had investment income of $3,731,792 on the amount held in the Trust Account. We recognized a $14,747 gain on the change in the fair value of the warrant liability. We incurred $3,533,446 of operating costs and business combination expenses. We also incurred a $776,956 provision for income taxes.

For the nine months ended September 30, 2022, we had net income of $862,844. We had investment income of $1,543,418 on the amounts held in Trust. We recognized a $343,550 gain on the change in the fair value of the warrant liability. We incurred $763,453 of operating costs. We also incurred a $260,671 provision for income taxes.

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

Extension and Redemptions

On February 7, 2023, our stockholders approved an amendment (the “First Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated February 10, 2021 (the “Investment Management Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to change the date on which Continental must commence liquidation of the amount on deposit in the trust account (the “Trust Account”) established in connection with the Company’s initial public offering from February 16, 2023 to March 18, 2023, subject to extension by the board of directors for up to five additional thirty-day periods (the latest of which such date is August 15, 2023 if the board of directors exercises all five extensions). The Board exercised all five additional thirty-day extensions.

On February 7, 2023, our stockholders also approved an amendment (the “First Charter Amendment”) to the Amended and Restated Certificate of Incorporation of the Company (the “Charter”) to (i) extend the initial period of time by which the Company has to consummate an initial business combination to through August 15, 2023 and (ii) make other related administrative and technical changes in the Charter, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement that the Company filed with the SEC on January 9, 2023. The Company filed the First Charter Amendment with the Secretary of State of the State of Delaware on February 8, 2023.

In connection with our stockholders’ approval and implementation of the Charter Amendment Proposal, the holders of 16,328,643 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,173. Following such redemptions, 9,546,357 Public Shares remain outstanding.

On August 14, 2023, our stockholders approved an amendment (the “Second Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated February 10, 2021, by and between us and Continental, to change the date on which Continental must commence liquidation of the amount on deposit in the Trust Account established in connection with the Company’s initial public offering from August 16, 2023 to August 23, 2023, subject to extension by the board of directors on a day-by-day basis, with the ability to extend up to seven days at a time in advance, for a maximum of ninety-days, currently November 14, 2023 (the latest of which such date is referred to as the “New Termination Date”).

On August 14, 2023, our stockholders also approved an amendment (the “Second Charter Amendment”) to the “Charter to (i) extend the initial period of time by which we have to consummate an initial business combination to the New Termination Date and (ii) make other administrative and technical changes in the Charter in connection with the New Termination Date, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement. We filed the Second Charter Amendment with the Secretary of State of the State of Delaware on August 14, 2023.

In connection with the stockholders’ approval and implementation of the Second Charter Amendment proposal, the holders of 8,708,098 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.495 per share, for an aggregate redemption amount of $91,398,232. Following such redemptions, 838,259 Public Shares remain outstanding.

See the proxy statements filed by us with the SEC on January 9, 2023 and July 27, 2023 and the Current Report on Form 8-K filed by us with the SEC on February 8, 2023 and August 14, 2023 for additional information.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had $531,636 in cash and a working capital deficit of $11,456,024. In addition, in order to finance transaction costs in connection with a Business Combination, our initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (see Note 5 of the accompanying unaudited condensed financial statements). There are currently no amounts outstanding under any working capital loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until the New Termination Date, currently November 14, 2023 to consummate a business combination. On August 14, 2023, the Company’s stockholders approved another amendment to the Investment Management Trust Agreement to change the date on which Continental must commence liquidation of the Trust Account to the New Termination Date. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that our insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 14, 2023. We intend to continue to complete a business combination, including the Transaction, before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of both September 30, 2023 and December 31, 2022, 838,259 and 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Common Share

The Company has one class of common stock. The common stock sold in the IPO is subject to possible redemption. The 25,875,000 common stock underlying the outstanding warrants were excluded from diluted earnings per common stock for the three and nine months ended September 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

GOAL ACQUISITIONS CORP.

Date: November 13, 2023	By:	/s/ William T. Duffy
	Name:	William T. Duffy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

-28-