Form 10-K
period 2023-12-31
Goal Acquisitions Corp.
filed 2024-04-16
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $99,091,185 on June 30, 2023 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Capital Market on June 30, 2023.

As of April 12, 2024, a total of 7,500,419 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

In connection with the stockholders’ approval and implementation of the First Charter Amendment, the holders of 16,328,643 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,172. Following such redemptions, 9,546,357 Public Shares remain outstanding and the Company expects to have approximately $96,751,378 remaining in the Trust Account. Also, see below Part I, Item 1. Business – Effecting a Business Combination: Liquidation if No Business Combination for additional redemption activity.

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

William T. Duffy serves as our Chief Financial Officer and Chief Operating Officer. Mr. Duffy served as the Vice Chairman of The Aspire Sports Marketing Group, LLC (“Aspire”), a sports consulting firm which he co-founded in 2008 and held the position of Vice-Chairman from January 2020 until May 2023. From 2016 to 2019, he was the CEO of Aspire and he previously held other positions at Aspire, including two years as COO, and has served on its board of managers since 2014. Mr. Duffy’s career has focused on turnarounds of underperforming franchises with a focus on maximizing employee performance and revenue generation and reducing operating costs, while creating cultures of accountability through hands on leadership and career development of employees. His international experience at Aspire includes consulting on projects with The R & A, Leicester City FC and Tijuana Xolos (Liga MX). From 2010 to 2013, Mr. Duffy briefly left Aspire and oversaw finance and arena operations in a variety of roles at Bobcats Sports and Entertainment, including roles as EVP, CFO and CAO. He served as liaison to the City of Charlotte for the expansion NBA Franchise Charlotte Bobcats and Time Warner Cable Arena. Prior to Aspire, Mr. Duffy held the positions of CFO of the San Francisco 49ers (1996-1999), CAO of the Buffalo Bills (1999-2000), CFO of the Florida Panthers (2001-2003) and EVP, CFO of Atlanta Spirit, LLC (2004-2008), a group that bought the operating rights of the Atlanta Hawks, Atlanta Thrashers and Philips Arena in 2004 Mr. Duffy holds a Masters of Science in Accounting from New York University, and AB in Economics from Princeton University and has earned a CPA.

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

Effecting a Business Combination

General

We intend to utilize cash derived from the proceeds of our initial public offering (“IPO”) and the private placement of private units, our capital stock, debt or a combination of these in effecting a business combination. Please see Part I, Item 1. Business – Proposed Business Combination above for information regarding a definitive agreements we have entered into in respect of a potential business combination with Digital Virgo and our Charter Amendments that were filed with the Secretary of State of the State of Delaware.

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

If we are unable to complete an initial business combination and expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders. Also, as discussed above under above under Part I, Item 1. Business – Proposed Business Combination, in February 2023 we redeemed 16,328,643 public shares at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,172, in connection with the First Charter Amendment filed with the Secretary of State of the State of Delaware on February 8, 2023.

On August 14, 2023, we redeemed 8,708,098 public shares at a redemption price of approximately $10.50 per share, for an aggregate redemption amount of approximately $91,398,232, in connection with the Second Charter Amendment filed with the Secretary of State of the State of Delaware on August 14, 2023.

On November 8, 2023, we redeemed 571,909 public shares at a redemption price of approximately $10.63 per share, for an aggregate redemption amount of approximately $6,077,050, in connection with the Third Charter Amendment filed with the Secretary of State of the State of Delaware on November 8, 2023.

On February 7, 2024, we redeemed 52,181 public shares at a redemption price of approximately $10.63 per share, for an aggregate redemption amount of approximately $554,562, in connection with the Fourth Charter Amendment filed with the Secretary of State of the State of Delaware on February 7, 2024.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation (as amended in February 2023 by the Charter Amendment described above) contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination prior to the New Termination Date, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, or any other person. Our sponsor, officers and directors have agreed to waive any conversion rights with respect to any founders’ shares, private shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated prior to the New Termination Date, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	upon the consummation of our IPO, approximately $258.75 million was placed into the trust account, although as noted above an aggregate of 25,660,831 Public Shares were redeemed for $262.96 million in connection with the Charter Amendments described above;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our IPO on an initial business combination.

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

The Amended and Restated Business Combination Agreement contains a number of conditions that must be fulfilled to complete the Transaction. Those conditions include, but are not limited to: the approval of the Transaction by our shareholders; absence of any law enacted, issued, promulgated enforced or entered by any specified governmental entity of competent jurisdiction that is in effect and makes illegal, permanently enjoining or otherwise prohibiting the consummation of the merger; the continued accuracy of the representations and warranties of both parties subject to specified materiality standards; the performance by both parties of their covenants and agreements in all material respects; and that, since the date of the Amended and Restated Business Combination Agreement, there has been no occurrence, effect, incident, action, failure to act or transaction that has had or would reasonably be expected to have, a material adverse effect on our company. These conditions to the closing of the Transaction may not be fulfilled and, accordingly, the Transaction may not be consummated. In addition, we or Digital Virgo may elect to terminate the Amended and Restated Business Combination Agreement in certain other circumstances, and the parties can mutually decide to terminate the Amended and Restated Business Combination Agreement at any time prior to the closing of the Transaction, whether before or after our shareholders approve the Merger. If the Amended and Restated Business Combination Agreement is terminated under certain circumstances, we would be required to pay Digital Virgo a termination fee equal to $2 million. In July of 2023, Digital Virgo purported to terminate the Amended and Restated Business Combination Agreement, and the Company is pursuing all available remedies in ICC arbitration.

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

The net proceeds of our IPO and certain proceeds from the sale of the private placement warrants, in the amount of $258,750,000, have been held in an interest-bearing trust account. As of the date of this Form 10-K, in connection with the stockholders’ approval and implementation of the Charter Amendments described above, the holders of 25,660,831 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately for an aggregate redemption amount of approximately $262,964,454. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes) will be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income.

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

Nasdaq issued a delisting notice to the Company in February of 2024 (see Form 8k filed by the Company on February 16, 2024.), and the Company requested a Panel hearing to appeal the decision. Although we expect to meet on a pro forma basis Nasdaq’s minimum initial listing standards, which generally only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. Nasdaq will also have discretionary authority to not approve our listing if Nasdaq determines that the listing of the company to be acquired is against public policy at that time.

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

Our initial stockholders own approximately 95.1% of our issued and outstanding shares of common stock. None of our sponsor, officers, directors, advisors, initial stockholders or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, our sponsor, officers, directors, advisors, initial stockholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination. EarlyBirdCapital has also agreed to vote the representative shares in favor of such proposed business combination.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Management identified material weaknesses in our internal control over financial reporting as of December 31, 2023. The material weakness related to the proper safeguarding of trust assets and the monitoring process over the use of trust funds.

In addition to the above, in light of guidance provided by the SEC in late 2021, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet, dated February 16, 2021, included as an exhibit to our current report on Form 8-K filed with the SEC on February 22, 2021, and our unaudited interim financial statements included in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on May 28, 2021 and August 16, 2021, respectively. As part of such process, we identified a material weakness in our internal control over financial reporting related to accounting for complex financial instruments.

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

We have no operating history and are subject to a mandatory liquidation and a subsequent dissolution requirement if we do not complete an initial business combination by August 8, 2024. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to complete an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by August 8, 2024. There can be no assurance that we will complete a business combination by this time. If we do not complete our initial business combination by August 8, 2024, we will (i) ease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a business combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our management team will report to our board of directors and provide updates on our management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our initial public offering.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 12600 Hill Country Blvd Building R, Suite 275, Bee Cave, Texas 78738. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

In September of 2023, the Company commenced arbitration with the International Chamber of Commerce (“ICC”) against Digital Virgo for breach of the Amended and Restated Business Combination Agreement, seeking damages and equitable remedies. Digital Virgo has asserted a counterclaim for a “Termination Fee” as defined in the Amended and Restated Business Combination Agreement. Apart from the ICC Arbitration, there is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of this annual report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, common stock and warrants are traded on The Nasdaq Capital Market under the symbols “PUCKU”, “PUCK,” and “PUCKW”, respectively.

Holders

As of April 12, 2024, there were 72 holders of record of our common stock. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Results of Operations

For the year ended December 31, 2023, we had a net loss of $1,137,038. We had investment income of $3,810,230 on the amount held in the Trust Account. We recognized a $31,381 gain on the change in the fair value of the warrant liability. We incurred $4,140,232 of operating costs and business combination expenses. We also incurred a $798,570 provision for income taxes.

For the year ended December 31, 2022, we had net loss of $296,853. We incurred $3,656,059 of operating costs consisting mostly of general and administrative expenses and business combination expenses. We also recognized a $709,969 provision for income taxes. We had investment income of $3,730,147 on amounts held in the trust account and also recognized a $339,028 gain from the change in the fair value of the warrant liability.

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

In July of 2023, Digital Virgo purported to unilaterally terminate the Amended and Restated Business Combination Agreement and has refused to negotiate. Therefore the Company commenced arbitration to before the International Chamber of Commerce (“ICC”) to enforce the Company’s rights under the Amended and Restated Business Combination Agreement.

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

In connection with our stockholders’ approval and implementation of the Charter Amendment Proposal, the holders of 16,328,643 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,173. Following such redemptions, 9,546,357 Public Shares remained outstanding.

On August 14, 2023, our stockholders approved an amendment (the “Second Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated February 10, 2021, by and between us and Continental, to change the date on which Continental must commence liquidation of the amount on deposit in the Trust Account established in connection with the Company’s initial public offering from August 16, 2023 to August 23, 2023, subject to extension by the board of directors on a day-by-day basis, with the ability to extend up to seven days at a time in advance, for a maximum of ninety-days to November 15, 2023.

On August 14, 2023, our stockholders also approved an amendment (the “Second Charter Amendment”) to the “Charter to (i) extend the period of time by which we have to consummate an initial business combination to November 15, 2023 and (ii) make other administrative and technical changes in the Charter in connection with the new termination date, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement. We filed the Second Charter Amendment with the Secretary of State of the State of Delaware on August 14, 2023.

In connection with the stockholders’ approval and implementation of the Second Charter Amendment, the holders of 8,708,098 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for an aggregate redemption amount of $91,398,232. Following such redemptions, 838,259 Public Shares remained outstanding.

On November 8, 2023, we held a meeting and our stockholders’ approved an amendment to the Charter (the “Third Charter Amendment”) to extend the period of time by which we have to consummate an initial business combination to February 10, 2024.  In connection with the stockholders’ approval and implementation of the Third Charter Amendment, the holders of 571,909 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.63 per share, for an aggregate redemption amount of $6,077,050. Following such redemptions, 266,360 Public Shares remained outstanding.

On February 7, 2024, the stockholders’ approved an amendment (the “Third Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated February 10, 2021, by and between us and Continental Stock Transfer & Trust Company to change the date on which Continental must commence liquidation of the amount on deposit in the trust account established in connection with our initial public offering from February 10, 2024 to August 8, 2024 (the “New Termination Date”).

In connection with the stockholders’ approved an amendment to the Charter (the “Fourth Charter Amendment”), the holders of 52,181 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.63 per share, for an aggregate redemption amount of approximately $554,562. Following such redemptions, 214,169 Public Shares remain outstanding.

See the proxy statements filed by us with the SEC on January 9, 2023 and July 27, 2023 and the Current Report on Form 8-K filed by us with the SEC on February 8, 2023 and August 14, 2023, February 7, 2024 for additional information.

Use of Funds Restricted for Payment of Taxes

From inception to date, we have withdrawn a total of $2,041,690 of interest from the Trust Account of which $541,719 was paid for franchise taxes. Of the aggregate withdrawals, $1,499,971 was restricted for the payment of income taxes. During the year ended December 31, 2023, we utilized the restricted amount of $1,499,971 to fund the monthly extension deposits.

As of the date of this Form 10-K, the Company has not yet filed it’s corporate tax return and intends to remit payment for income taxes upon completion of the return.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had $303,746 in cash and a working capital deficit of $12,038,630. In addition, in order to finance transaction costs in connection with a Business Combination, our initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (see Note 5 of the accompanying financial statements). There are currently no amounts outstanding under any working capital loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until the New Termination Date, currently November 14, 2023 to consummate a business combination. On August 14, 2023, the Company’s stockholders approved another amendment to the Investment Management Trust Agreement to change the date on which Continental must commence liquidation of the Trust Account to the New Termination Date. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that our insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 14, 2023. We intend to continue to complete a business combination, including the Transaction, before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of both December 31, 2023 and 2022, 266,350 and 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net Loss Per Common Share

The Company has one class of common stock. The common stock sold in the IPO is subject to possible redemption. The 25,875,000 common stock underlying the outstanding warrants were excluded from diluted earnings per common stock for the period ended December 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15€ under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and proper safeguarding of trust assets. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications; we have also improved our review of material agreements to ensure adherence to various stipulations in the agreement, specifically the Trust Agreement, where we improved our monitoring process on the use of funds from the Trust Account to be paid for taxes. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

Other than mentioned above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Harvey Schiller	85	Chief Executive Officer
William T. Duffy	68	Chief Financial Officer and Chief Operating Officer
David Falk	74	Director, Senior Advisor
Donna Orender	65	Director
Kenneth L. Shropshire	69	Director

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

William T. Duffy has served as our Chief Financial Officer and Chief Operating Officer since November 2020. Mr. Duffy served as the Vice Chairman of The Aspire Sports Marketing Group, LLC (“Aspire”), a sports consulting firm which he co-founded in 2008 and held the position of Vice-Chairman from January 2020 until May 2023. From 2016 to 2019, he was the CEO of Aspire and he previously held other positions at Aspire, including two years as COO, and has served on its board of managers since 2014. Mr. Duffy’s career has focused on turnarounds of underperforming franchises with a focus on maximizing employee performance and revenue generation and reducing operating costs, while creating cultures of accountability through hands on leadership and career development of employees. His international experience at Aspire includes consulting on projects with The R & A, Leicester City FC and Tijuana Xolos (Liga MX). From 2010 to 2013, Mr. Duffy briefly left Aspire and oversaw finance and arena operations in a variety of roles at Bobcats Sports and Entertainment, including roles as EVP, CFO and CAO. He served as liaison to the City of Charlotte for the expansion NBA Franchise Charlotte Bobcats and Time Warner Cable Arena. Prior to Aspire, Mr. Duffy held the positions of CFO of the San Francisco 49ers (1996-1999), CAO of the Buffalo Bills (1999-2000), CFO of the Florida Panthers (2001-2003) and EVP, CFO of Atlanta Spirit, LLC (2004-2008), a group that bought the operating rights of the Atlanta Hawks, Atlanta Thrashers and Philips Arena in 2004 Mr. Duffy holds a Masters of Science in Accounting from New York University, and AB in Economics from Princeton University and has earned a CPA.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares of Common Stock
Goal Acquisitions Sponsor, LLC	4,782,250	(2)	63.8%
Harvey Schiller (Chief Executive Officer)	560,000	(3)	7.5%
William T. Duffy (Chief Financial Officer and Chief Operating Officer)	250,000	(3)	3.3%
David Falk (Director, Senior Advisor)	150,000	(3)	2.0%
Donna Orender (Director)	50,000	(3)	*
Kenneth L. Shropshire (Director)	75,000	(3)	*
All directors and executive officers as a group (5 individuals)	1,085,000		14.5%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Goal Acquisitions Corp., 12600 Hill Country Blvd Building R, Suite 275, Bee Cave, Texas 78738.
(2)	According to the Schedule 13D/A filing on February 14, 2024, Goal Acquisitions Sponsor, LLC holds 4,114,750 founders’ shares and 667,500 private shares. The amount reported in this table represents securities held by Goal Acquisitions Sponsor, LLC, our sponsor. Alex Greystoke, Raghu Kilambi and William T. Duffy comprise the Board of Managers of our sponsor. Any action by our sponsor with respect to our company or the founder shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of our sponsor’s managers, none of the managers of our sponsor is deemed to be a beneficial owner of our sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of our directors or officers is deemed to have or share beneficial ownership of the founder shares held by our sponsor.
(3)	Does not include any securities held by Goal Acquisitions Sponsor, LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2023 and 2022 totaled $102,947 and $77,250, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit related fees during the year ended December 31, 2023. The audit related fees for Marcum LLP during the year ended December 31, 2022 totaled $5,150.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The tax fees for Marcum LLP during the year ended December 31, 2023 and 2022, totaled $9,266 and $5,008, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the year ended December 31, 2023 and 2022.

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

1. Financial Statements — See Index to Financial Statements in Item 8.

2. Financial Statement Schedules — Not Applicable.

3. Exhibits

GOAL ACQUISITIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Goal Acquisitions Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Goal Acquisitions Corp (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2023 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Additionally, the liquidation deadline is within 12 months of the filing date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, TX
April 16, 2024

GOAL ACQUISITIONS CORP.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$303,746	$10,897
Prepaid expenses and other current assets	166,385	56,720
TOTAL CURRENT ASSETS	470,131	67,617

Marketable securities held in the trust account	2,862,207	262,220,950
TOTAL ASSETS	$3,332,338	$262,288,567

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,733,193	$3,020,456
Sponsor loans issued under the Expense Advancement Agreement	2,000,000	1,006,895
Income taxes payable	1,508,539	709,969
Excise tax payable attributable to redemption of common stock	2,629,644	—
Advances - Related Party	677,232	5,000
TOTAL CURRENT LIABILITIES	12,548,608	4,742,320

Warrant liabilities	2,662	34,043
TOTAL LIABILITIES	12,551,270	4,776,363

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Common stock subject to possible redemption, 266,350 and 25,875,000 shares at redemption value at December 31, 2023 and 2022, respectively	2,853,639	261,416,732

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 7,286,250 shares issued and outstanding at December 31, 2023 and 2022	729	729
Additional paid-in capital	—	—
Accumulated deficit	(12,073,300)	(3,905,257)
TOTAL STOCKHOLDERS’ DEFICIT	(12,072,571)	(3,904,528)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$3,332,338	$262,288,567

The accompanying notes are an integral part of the financial statements.

GOAL ACQUISITIONS CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022

Operating costs	$915,685	$1,180,194
Business combination expenses	3,264,394	2,475,865
Loss from operations	(4,180,079)	(3,656,059)

Other income:
Interest income on marketable securities held in the trust account	3,810,230	3,730,147
Change in fair value of warrant liability	31,381	339,028
Total other income	3,841,611	4,069,175

Loss before provision for income taxes	(338,468)	413,116
Provision for income taxes	(798,570)	(709,969)
Net loss	$(1,137,038)	$(296,853)

Weighted average shares outstanding, common stock subject to possible redemption	7,915,486	25,875,000
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.07)	$(0.01)
Weighted average shares outstanding, non-redeemable common stock	7,286,250	7,286,250
Basic and diluted net loss per share, non-redeemable common stock	$(0.07)	$(0.01)

The accompanying notes are an integral part of the financial statements.

GOAL ACQUISITIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 and 2022

	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	7,286,250	$729	$336,908	$(1,278,580)	$(940,943)
Remeasurement of common stock subject to possible redemption	—	—	(336,908)	(2,329,824)	(2,666,732)
Net loss	—	—		(296,853)	(296,853)
Balance as of December 31, 2022	7,286,250	729	—	(3,905,257)	(3,904,528)
Remeasurement of common stock subject to possible redemption	—	—	—	(4,401,361)	(4,401,361)
Excise tax payable attributable to redemption of common stock	—	—	—	(2,629,644)	(2,629,644)
Net loss	—	—	—	(1,137,038)	(1,137,038)
Balance as of December 31, 2023	7,286,250	$729	$—	$(12,073,300)	$(12,072,571)

The accompanying notes are an integral part of the financial statements.

GOAL ACQUISITIONS CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,137,038)	$(296,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investments held in the trust account	(3,810,230)	(3,730,041)
Change in fair value of warrant liabilities	(31,381)	(339,028)
Formation cost paid by sponsor	—	—
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(109,665)	434,604
Accounts payable and accrued expenses	2,712,737	2,163,524
Income taxes payable	798,570	709,969
Net cash used in operating activities	(1,577,008)	(1,057,825)

Cash Flows from Investing Activities:
Principal deposited in Trust Account in connection with monthly extension deposits	(1,552,500)	—
Cash withdrawn from Trust Account for redemption of common shares	262,964,454	—
Cash withdrawn from Trust Account to pay franchise taxes and monthly extensions	1,757,020	284,670
Net cash provided by investing activities	263,168,974	284,670

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	—
Proceeds from issuance of Private Placement Warrants	—	—
Proceeds of sponsor loan	993,105	1,032,500
Repayment of sponsor loan	—	(261,156)
Advances from Sponsor	677,232	7,557
Repayment of advances from Sponsor	(5,000)	(2,557)
Redemption of common shares	(262,964,454)	—
Net cash (used in) provided by financing activities	(261,299,117)	776,344

Net Change in Cash	292,849	3,189
Cash – Beginning	10,897	7,708
Cash – Ending	$303,746	$10,897

Supplemental Disclosure of Non-cash Financing Activities:
Excise tax payable attributable to redemption of common stock	$2,629,644	$—
Remeasurement of common shares subject to redemption	$4,401,361	$2,666,732

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

As of December 31, 2023, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the trust account and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

In connection with the Company’s stockholders’ approval and implementation of the First Charter Amendment, the holders of 16,328,643 shares of the Company’s common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,173. Following such redemptions, 9,546,357 Public Shares remained outstanding.

On August 14, 2023, the Company’s stockholders approved an amendment (the “Second Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated February 10, 2021, by and between the Company Continental, to change the date on which Continental must commence liquidation of the amount on deposit in the Trust Account established in connection with the Company’s initial public offering from August 16, 2023 to August 23, 2023, subject to extension by the board of directors on a day-by-day basis, with the ability to extend up to seven days at a time in advance, for a maximum of ninety-days, or November 15, 2023.

On August 14, 2023, the Company’s stockholders also approved an amendment (the “Second Charter Amendment”) to the Charter to (i) extend the initial period of time by which the Company has to consummate an initial business combination to November 14, 2023 and (ii) make other administrative and technical changes in the Charter in connection with the new termination date, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement. The Company filed the Second Charter Amendment with the Secretary of State of the State of Delaware on August 14, 2023.

In connection with the stockholders’ approval and implementation of the Second Charter Amendment proposal, the holders of 8,708,098 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for an aggregate redemption amount of $91,398,232. Following such redemptions, 838,259 Public Shares remained outstanding.

On November 8, 2023, the Company held a meeting and approved an amendment to the Charter (the “Third Charter Amendment”) to extend the initial period of time by which the Company has to consummate an initial business combination to February 10, 2024. In connection with the stockholders’ approval and implementation of the Third Charter Amendment proposal, the holders of 571,909 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.63 per share, for an aggregate redemption amount of $6,077,050. Following such redemptions, 266,360 Public Shares remained outstanding.

On February 7, 2024, the Company approved an amendment to the Investment Management Trust Agreement (the “Third Trust Agreement Amendment”), dated February 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company to change the date on which Continental must commence liquidation of the amount on deposit in the trust account established in connection with the Company’s initial public offering from February 10, 2024 to August 8, 2024 (the “New Termination Date”).

On February 7, 2024, the Company’s stockholders also approved an amendment to the Charter (the “Fourth Charter Amendment”) to the Charter to (i) extend the period of time by which the Company has to consummate an initial business combination to the New Termination Date and (ii) make other administrative and technical changes in the Charter in connection with the New Termination Date, in each case, pursuant to an amendment in the form set forth in Annex A of the proxy statement. The Company filed the Fourth Charter Amendment with the Secretary of State of the State of Delaware on February 7, 2024.

In connection with the stockholders’ approval and implementation of the Fourth Charter Amendment proposal, the holders of 52,181 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.63 per share, for an aggregate redemption amount of approximately $554,562. Following such redemptions, 214,169 Public Shares remain outstanding, see also Note 10.

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

In addition, at the Closing, (i) 5,000,000 Class C preferred shares, par value €0.26 per share, of Digital Virgo (the “DV Earnout Shares”) will be issued to and deposited with one or more escrow agents and will be disbursed to the Digital Virgo Shareholders, in whole or in part, after the Closing, if both an earnout milestone based on “EBITDA” (as defined in the Amended and Restated Business Combination Agreement) and a share price milestone are met and (ii) 1,293,750 Class C preferred shares, par value €0.26 per share, of Digital Virgo (the “Sponsor Earnout Shares”) will be issued to and deposited with an escrow agent and will be disbursed to the Sponsor, after the Closing, if a share price milestone is met. The earnout milestone will be met if Digital Virgo’s EBITDA for any fiscal year ending on or before December 31, 2027 is equal or greater than $60,000,000, in which case 2,500,000 DV Earnout Escrow Shares will be released to the Digital Virgo Shareholders. The share price milestone will be met if Digital Virgo’s share price is equal to or greater than $15.00 for at least 20 out of 30 consecutive trading days (counting only those trading days in which there is trading activity) from the period starting from the date immediately following the Closing Date and ending on December 31, 2026, in which case 2,500,000 DV Earnout Escrow Shares will be released to the Digital Virgo Shareholders and all of the Sponsor Earnout Shares will be released to the Sponsor. Any DV Earnout Shares remaining in the earnout escrow account that have not been released to the Digital Virgo Shareholders will be released to Digital Virgo, and any Sponsor Earnout Shares remaining in the earnout escrow account that have not been released to the Sponsor will be released to Digital Virgo. The Class C preferred shares of Digital Virgo will have identical rights to the Digital Virgo Class A Ordinary Shares except that the Class C preferred shares will have no voting rights. If and when the Class C preferred shares are released from escrow to the Digital Virgo Shareholders or the Sponsor, as applicable, such shares shall automatically be converted into Digital Virgo Class A Ordinary Shares, on a one-for-one basis, with full voting rights as of their respective date of disbursement by the escrow agent. “EBITDA” means the “Adjusted EBITDA” of Digital Virgo as currently calculated by Digital Virgo for its reporting requirements under its existing credit facility.

The Sponsor has agreed to forfeit 646,875 shares of common stock of the Company for no consideration effective as of the Closing.

The Company has received two notices from Digital Virgo purporting to unilaterally terminate the Amended and restated Business Combination Agreement pursuant to Section 8.03(d) of the Amended and Restated Business Combination Agreement. Since receipt of that correspondence, the Company has attempted to communicate with Digital Virgo have about these matters to resolve the dispute and proceed with the transaction, but Digital Virgo has refused. Therefore, the Company commenced Arbitration with the International Chamber of Commerce (“ICC”) to enforce its rights under the Amended and Restated Business Combination Agreement.

Other Agreements

The Amended and Restated Business Combination Agreement contemplates the execution of various additional agreements and instruments, including, among others, an Amended and Restated Sponsor Support Agreement, Amended and Restated Investor Rights Agreement, and Amended and Restated Initial Shareholders Forfeiture Agreement.

Use of Funds Restricted for Payment of Taxes

From inception to date, the Company has withdrawn a total of $2,041,690 of interest from the Trust Account of which $541,719 was paid for franchise taxes. Of the aggregate withdrawals, $1,499,971 was restricted for the payment of the Company’s income taxes. During the year ended December 31, 2023, the Company utilized the restricted amount of $1,499,971 to fund the Company’s monthly extension deposits.

As of the date of these financial statements, the Company has not yet filed it’s corporate tax return and intends to remit payment for income taxes upon completion of the return.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had $303,746 in cash and a working capital deficit of $12,078,477. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. There are currently no amounts outstanding under any working capital loans. See Note 5 for a description of all the Sponsor and other related party funding transactions.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until the New Termination Date, currently November 14, 2023 to consummate a business combination. On August 14, 2023, the Company’s stockholders voted and approved the Second Trust Agreement Amendment to change the date on which Continental must commence liquidation of the Trust Account to the New Termination Date. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the Company’s insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 8, 2024. The Company intends to continue to complete a business combination, including the transactions contemplated by the Amended and Restated Business Combination Agreement (the “Transaction”), before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the date that these financial statements were issued.

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

On February 7, 2023, the Company’s stockholders elected to redeem 16,328,643 shares for a total of $165,489,173. On August 17, 2023, the Company’s stockholders elected to redeem 8,708,098 shares for a total of $91,398,232 and on November 8, 2023, the Company’s stockholders elected to redeem 571,909 shares for a total of $6,077,050. As such the Company has recorded a 1% excise tax liability in the amount of $2,629,644 on the Company’s balance sheets as of December 31, 2023. The liability does not impact the Company’s statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

Disclosure Revision – Sponsor Loans Issued Under Expense Advancement Agreement

During the fourth quarter of 2023, the Company determined that it had included an erroneous statement in “Sponsor Loans Issued Under Expense Advancement Agreement” that the Company elected to utilize the fair value option on these instruments.

The Company updated the related disclosure in Note 5 – Sponsor Loans Issued Under Expense Advancement Agreement that the Sponsor Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s statements of operations each reporting period until the Expense Advance Agreement, as defined in Note 5, is repaid or converted.

There Company assessed this error, which was disclosure related only. and determined that it was not material to previous reporting periods and was not material to the year ended December 31, 2023. There changes to the Company’s financial statements for the years ended December 31, 2023 and December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.

Marketable Securities Held in the Trust Account

At December 31, 2023 and 2022, the Trust Account had $2,862,207 and $262,220,950 held in money market funds which are invested primarily in U.S. Treasury securities, respectively. From inception through December 31, 2023, the Company withdrew an aggregate of $1,757,020 of interest income from the Trust Account to pay its franchise and income tax obligations and $262,964,454 in connection with redemptions. During the period ended December 31, 2023, $1,552,500 was deposited into the Trust Account in connection with the monthly extension deposits (as discussed in Note 1).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At December 31, 2023 and 2022, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 266,350 and 25,875,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Common Stock

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants that would be anti-dilutive. The warrants are exercisable to purchase 25,875,000 shares of common stock in the aggregate.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Year Ended December 31,
	2023		2022
	Common stock subject to redemption	Common stock not subject to redemption	Common stock subject to redemption	Common stock not subject to redemption
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(592,051)	$(544,987)	$(231,628)	$(65,225)

Denominator:
Weighted-average shares outstanding	7,915,486	7,286,250	25,875,000	7,286,250
Basic and diluted net loss per common stock	$(0.07)	$(0.07)	$(0.01)	$(0.01)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The FASB issued this ASU to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.

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

As of December 31, 2023 and 2022, the common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Common stock subject to possible redemption, January 1, 2022	25,875,000	$258,750,000
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	—	2,666,732
Common stock subject to possible redemption, December 31, 2022	25,875,000	261,416,732
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	—	4,401,362
Less:
Redemption of common shares	(25,608,650)	(262,964,454)
Common stock subject to possible redemption, December 31, 2023	266,350	$2,853,640

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At December 31, 2023 and 2022, no such Working Capital Loans were outstanding.

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

As of December 31, 2023 and 2022, the available balance under the Expense Advancement Agreement was $0 and $493,105, respectively. At the Sponsor’s option, at any time prior to payment in full of the principal balance of any promissory note issued under the Expense Advancement Agreement, the Sponsor may elect to convert all or any portion of the outstanding principal amount of the promissory note into that number of warrants (the “Conversion Warrants”) equal to: (i) the portion of the principal amount of the promissory note being converted, divided by (ii) $2.00, per the First Amendment to the Expense Advance Agreement, (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Common Stock after issuance of the promissory note, rounded up to the nearest whole number) (the “Sponsor Loan Conversion Option”). The Sponsor Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s statements of operations each reporting period until the Convertible Note is repaid or converted.

As of December 31, 2023 and 2022 the fair value of the Sponsor loans issued was $2,000,000 and $1,006,895, respectively, and the fair value of the Sponsor Loan Conversion Option was $0 and $0, respectively.

Advances – Related Party

During the period ended December 31, 2023, the Company repaid the Sponsor $5,000 for amounts advanced for other operating expenses under a separate arrangement and received $677,232 funding from the Sponsor. As of December 31, 2023 there was a $677,232 balance owed under advances – related party.

Note 6 — Commitments & Contingencies

Arbitration

When Digital Virgo refused to close the Business Combination in July of 2023, the Company engaged several law firms to assist with enforcement of the Company’s rights and remedies under the Amended and Restated Business Combination Agreement. The Company requested Arbitration with the ICC and the case will be decided by a panel of three Arbitrators according to ICC rules and applying Delaware law. As of the date of this Form 10-K, the arbitration is still in process.

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

Deferred Legal Fees

As of December 31, 2023 and 2022, the Company has incurred legal costs of $4,585,962 and $2,931,887, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s balance sheets.

Service Provider Agreements

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. On July 6, 2023, the Company entered into an agreement with an advisor for an aggregate fee of $1,000,000 that will become due and payable upon consummation of the Company’s initial Business Combination in connection with the Digital Virgo deal.

In July of 2023, Digital Virgo purported to terminate the Amended and Restated Business Combination Agreement, and the Company is pursuing all available remedies in ICC arbitration.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of 0.125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. At December 31, 2023 and 2022, there were 7,286,250 shares of common stock issued and outstanding, excluding 266,350 and 25,875,000 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$2,862,207	$2,862,207	$—	$—
Liabilities:
Warrant liabilities	2,662	—	—	2,662
Sponsor Loan Conversion Option	—	—	—	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$262,220,950	$262,220,950	$—	$—
Liabilities:
Warrant liabilities	34,043	—	—	34,043
Sponsor Loan Conversion Option	—	—	—	—

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between Levels 1, 2 or 3 during the period ended December 31, 2023.

	December 31, 2023	December 31, 2022
Stock price	$10.76	$10.06
Strike price	$11.50	$11.50
Term (in years)	5.42	5.27
Volatility	1.1%	9.70%
Risk-free rate	4.76%	4.75%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities for the period ended December 31, 2023:

Private Placement Warrants
Fair value as of December 31, 2022	$34,043
Change in fair value	(31,381)
Fair value as of December 31, 2023	$2,662

Sponsor Loan Conversion Option

The Company established the fair value for the Sponsor Loan Conversion Option using a Monte-Carlo method model, which is considered to be a Level 3 fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements for the Sponsor Loan Conversion Option:

	December 31, 2023	December 31, 2022
Stock price	$10.76	$10.06
Strike price of warrants	$11.50	$11.50
Strike price of debt conversion	$1.50	$1.50
Term (in years)	5.42	5.28
Volatility	1.10%	9.70%
Risk-free rate	3.84%	3.99%

There was no change in fair value for the Sponsor Loan Conversion Option for the period ended December 31, 2023. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended December 31, 2023 for the Sponsor Loan Conversion Option.

Note 9 — Income Tax

The Company’s net deferred tax assets for the year ended December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset
Federal net operating loss	$—	$—
Start-up Costs	701,166	511,530
Total deferred tax asset	701,166	511,530
Valuation allowance	(701,166)	(511,530)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following for the year ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Federal
Current	$798,570	$709,969
Deferred	(189,636)	(181,615)
Change in valuation allowance	189,636	181,615
Income tax provision	$798,570	$709,969

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

After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $701,166 and $511,530 as of December 31, 2023 and 2022.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Change in fair value of warrants	1.95%	(17.23)%
Business Combination expenses	(202.54)%	123.98%
Meals and entertainment	0.00%	0.10%
Fines and penalties	(0.56)%	0.00%
Valuation allowance	(56.00)%	44.0%
Income tax provision	(236.15)%	171.85%

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

As discussed in Note 1, on February 7, 2024, the Company approved the Third Trust Agreement Amendment to change the date on which Continental must commence liquidation of the amount on deposit in the trust account established in connection with the Company’s initial public offering from February 10, 2024 to August 8, 2024.

On February 7, 2024, in connection with the stockholders’ approval and implementation of the Fourth Charter Amendment, the holders of 52,181 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.63 per share, for an aggregate redemption amount of approximately $554,562. Following such redemptions, 214,169 Public Shares remain outstanding, see also Note 1.

On February 12, 2024, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that it was no longer in compliance with the Nasdaq Listing Rules. The Company has filed an appeal of this decision and will present it’s case in front of a Nasdaq Hearings Panel scheduled to be held on April 16, 2024.

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
3.5

Amendment to the Amended and Restated Certificate of Incorporation of Goal Acquisitions Corp. dated August 14, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023).

3.6

Amendment to the Amended and Restated Certificate of Incorporation of Goal Acquisitions Corp. dated November 13, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2023).

3.7

Amendment to the Amended and Restated Certificate of Incorporation of Goal Acquisitions Corp. dated February 7, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2024).

4.1	Specimen Unit Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.2	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.3	Specimen Warrant Certificate. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
4.5	Description of Securities*
10.1	Form of Letter Agreement from each of the Registrant’s officers, directors, advisors and sponsor. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.3	Promissory Note. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.4	Form of Registration Rights Agreement. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.5	Form of Subscription agreement for private units and private warrants by Goal Acquisitions Sponsor, LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.6	Form of Stock Escrow Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).

60

10.7	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-252303) filed with the Securities and Exchange Commission on January 21, 2021).
10.8	Expense Advance Agreement and Promissory Note between the Company and Goal Acquisitions Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2021).
10.9	Sponsor Support Agreement, dated as of November 17, 2022, by and among Goal Acquisitions Sponsor LLC, certain other persons parties thereto, Goal Acquisitions Corp. and IODA S.A. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2022).
10.10	Investor Rights Agreement, dated as of November 17, 2022, by and among Goal Acquisitions Corp., Goal Acquisitions Sponsor LLC and certain other persons parties thereto. (Incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2022).
10.11	Initial Shareholders Forfeiture Agreement, dated as of November 17, 2022, by and between Goal Acquisitions Sponsor LLC and Goal Acquisitions Corp. (Incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2022).
10.12	Amended and Restated Sponsor Support Agreement, dated as of February 8, 2023, by and among Goal Acquisitions Sponsor LLC, certain other persons parties thereto, Goal Acquisitions Corp., Goal Acquisitions Nevada Corp. and IODA S.A. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).
10.13	Amended and Restated Investor Rights Agreement, dated as of February 8, 2023, by and among Digital Virgo Group, Goal Acquisitions Corp., Goal Acquisitions Sponsor LLC and certain other persons parties thereto. (Incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).
10.14	Amended and Restated Initial Shareholders Forfeiture Agreement, dated as of February 8, 2023, by and between Goal Acquisitions Sponsor LLC and Goal Acquisitions Corp. (Incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).
10.15	Amendment to the Investment Management Trust Agreement, dated as of February 10, 2021, between Goal Acquisitions Corp. and Continental Stock Transfer & Trust Company dated February 8, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2023).
10.16

Amendment to the Investment Management Trust Agreement, dated as of February 10, 2021, between Goal Acquisitions Corp. and Continental Stock Transfer & Trust Company dated August 14, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2023).

10.17

Amendment to the Investment Management Trust Agreement, dated as of February 10, 2021, between Goal Acquisitions Corp. and Continental Stock Transfer & Trust Company dated November 13, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission November 14, 2023).

10.18

Amendment to the Investment Management Trust Agreement, dated as of February 10, 2021, between Goal Acquisitions Corp. and Continental Stock Transfer & Trust Company dated February 7, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2024).

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

Date:	April 16, 2024	GOAL ACQUISITIONS CORP.

		By:	/s/ William T. Duffy
		Name:	William T. Duffy
		Title:	Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Harvey Schiller	Chief Executive Officer	April 16, 2024
Harvey Schiller	(Principal Executive Officer)

/s/ William T. Duffy	Chief Financial Officer and Chief Operating Officer	April 16, 2024
William T. Duffy	(Principal Financial and Accounting Officer)

/s/ Donna Orender	Director	April 16, 2024
Donna Orender

/s/ David Falk	Director	April 16, 2024
David Falk

/s/ Kenneth Shropshire	Director	April 16, 2024
Kenneth Shropshire

62