Form 10-Q
period 2024-03-31
Goal Acquisitions Corp.
filed 2024-05-20
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☒ No ☐

As of May 20, 2024, a total of 7,500,419 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Goal Acquisitions Corp.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$—	$303,746
Restricted Cash	87,916	—
Prepaid expenses and other current assets	172,007	166,385
Due from Sponsor	1,461,178	—
TOTAL CURRENT ASSETS	1,721,101	470,131

Marketable securities held in the trust account	2,291,890	2,862,207
TOTAL ASSETS	$4,012,991	$3,332,338

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,910,624	$5,733,193
Due to Trust Account	1,461,178	—
Sponsor loans issued under the Expense Advancement Agreement	2,000,000	2,000,000
Income taxes payable	1,695,840	1,508,539
Excise tax payable attributable to redemption of common stock	2,635,190	2,629,644
Advances - Related Party	677,232	677,232
TOTAL CURRENT LIABILITIES	14,380,064	12,548,608

Warrant liabilities	5,025	2,662
TOTAL LIABILITIES	14,385,089	12,551,270

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Common stock subject to possible redemption, 214,169 and 266,350 shares at redemption value at March 31, 2024 and December 31, 2023, respectively	2,176,522	2,853,639

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 7,286,250 shares issued and outstanding at March 31, 2024 and December 31, 2023	729	729
Additional paid-in capital	—	—
Accumulated deficit	(12,549,349)	(12,073,300)
TOTAL STOCKHOLDERS’ DEFICIT	(12,548,620)	(12,072,571)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$4,012,991	$3,332,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Operating costs	$324,280	$376,868
Business combination expenses	112,482	1,468,351
Loss from operations	(436,762)	(1,845,219)

Other income:
Interest income on marketable securities held in the trust account	33,368	1,829,146
Change in fair value of warrant liability	(2,363)	(219)
Total other income, net	31,005	1,828,927

Loss before provision for income taxes	(405,757)	(16,292)
Provision for income taxes	(187,301)	(373,998)
Net loss	$(593,058)	$(390,290)

Weighted average shares outstanding, common stock subject to possible redemption	239,973	16,440,673
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.08)	$(0.02)

Weighted average shares outstanding, non-redeemable common stock	7,286,250	7,286,250
Basic and diluted net loss per share, non-redeemable common stock	$(0.08)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	7,286,250	$729	$—	$(12,073,300)	$(12,072,571)

Remeasurement of common stock subject to possible redemption	—	—	—	122,555	122,555

Excise tax payable attributable to redemption of common stock	—	—	—	(5,546)	(5,546)

Net loss	—	—	—	(593,058)	(593,058)

Balance as of March 31, 2024	7,286,250	$729	$—	$(12,549,349)	$(12,548,620)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,286,250	$729	$—	$(3,905,257)	$(3,904,528)

Remeasurement of common stock subject to possible redemption	—	—	—	(1,922,323)	(1,922,323)

Excise tax payable attributable to redemption of common stock	—	—	—	(1,654,892)	(1,654,892)

Net loss	—	—	—	(390,290)	(390,290)

Balance as of March 31, 2023	7,286,250	$729	$—	$(7,872,762)	$(7,872,033)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(593,058)	$(390,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investments held in the trust account	(33,368)	(1,829,146)
Change in fair value of warrant liabilities	2,363	219
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(5,622)	(23,920)
Accounts payable and accrued expenses	177,431	1,278,937
Income taxes payable	187,301	373,998
Net cash used in operating activities	(264,953)	(590,202)

Cash Flows from Investing Activities:
Principal deposited in Trust Account in connection with monthly extension deposits	—	(517,500)
Cash withdrawn from Trust Account to pay franchise and income taxes	49,123	946,244
Cash withdrawn from Trust Account for redemption of common shares	554,562	165,489,173
Net cash provided by investing activities	603,685	165,917,917

Cash Flows from Financing Activities:
Redemption of common shares	(554,562)	(165,489,173)
Proceeds from sponsor loans issued under the Expense Advancement Agreement	—	386,000
Repayment of advances from Sponsor	—	(5,000)
Net cash used in financing activities	(554,562)	(165,108,173)

Net Change in Cash and Restricted Cash	(215,830)	219,542
Cash and Restricted Cash – Beginning	303,746	10,987
Cash and Restricted Cash – Ending	$87,916	$230,439

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of common shares subject to redemption	$(122,561)	$1,922,323
Excise tax payable attributable to redemption of common stock	$5,546	$1,654,892
Accrual of amount to be funded by Sponsor for overwithdrawal of Trust Account	$1,461,178	$—

Reconciliation of Cash and Restricted Cash:
Cash – Beginning of Year	$303,746	$10,987
Restricted Cash – Beginning of Year	$—	$—
Cash and Restricted Cash – Beginning of Year	$303,746	$10,987
Cash – End of Year	$—	$230,439
Restricted Cash – End of Year	$87,916	$—
Cash and Restricted Cash – End of Year	$87,916	$230,439

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

As of March 31, 2024, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through March 31, 2024, relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the trust account and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

On February 12, 2024, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that it was no longer in compliance with the Nasdaq Listing Rules. The Company has filed an appeal of this decision and will present it’s case in front of a Nasdaq Hearings Panel was held on April 16, 2024. On May 7, 2024, the Company received the decision from the Panel notifying the Company that the trading in the Company’s securities was suspended at the open of trading on May 9, 2024. The Company has 15 days of window to appeal; as of the date of this filing the Company has not yet determined if an appeal will be filed.

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

As a result of the stockholder approval of the Trust Agreement Amendment, the Company will have until the New Termination Date to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve any further amendment to the Charter to further extend the New Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

The Company has received two notices from Digital Virgo purporting to unilaterally terminate the Amended and restated Business Combination Agreement pursuant to Section 8.03(d) of the Amended and Restated Business Combination Agreement. Since receipt of that correspondence, the Company attempted to communicate with Digital Virgo have about these matters to resolve the dispute and proceed with the transaction, but Digital Virgo has refused. Therefore, the Company commenced Arbitration with the International Chamber of Commerce (“ICC”) as prescribed within the Amended and restated Business Combination Agreement to enforce its rights under this agreement.

On April 29, 2024 the SEC issued an order declaring Digital Virgo’s Registration Statement abandoned. Digital Virgo Group S.A. had a filed a registration statement to register securities under Section 6(a) of the Securities Act of 1933. This registration statement had been on file for more than nine months and not yet become effective. Digital Virgo failed to respond to notice under Rule 479 that the registration statement would be declared abandoned unless it was timely amended or withdrawn; in view of the foregoing, the SEC ordered that the statement be declared abandoned.

Other Agreements

The Amended and Restated Business Combination Agreement contemplates the execution of various additional agreements and instruments, including, among others, an Amended and Restated Sponsor Support Agreement, Amended and Restated Investor Rights Agreement, and Amended and Restated Initial Shareholders Forfeiture Agreement.

Use of Funds Restricted for Payment of Taxes

From inception to date, the Company has withdrawn a total of $2,090,813 of interest from the Trust Account of which $541,719 was paid for franchise taxes. Of the aggregate withdrawals, $1,549,094 was restricted for the payment of the Company’s income taxes. The Company utilized $1,461,178 of these withdrawals towards funding operating expenses, as well as the monthly extension deposits. As such, the Company recorded a receivable due from the Sponsor and a related payable to the Trust for $1,461,178 as of March 31, 2024. The receivable reflects the amount due to be reimbursed to the Trust Account from the Sponsor for the funds used for funding operating expenses as well as the monthly extension deposits. As of March 31, 2024, the Company has restricted cash of $87,916 and a receivable from the Sponsor of $1,461,178. The Company intends to deposit $1,461,178 back into the Trust Account, or use the $1,461,178 (or a portion thereof) for tax obligations until a deposit is made into the trust on a future date.

As of the date of these financial statements, the Company has not yet filed its corporate tax return and intends to remit payment for income taxes upon completion of the return.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had $87,916 in restricted cash and a working capital deficit of $12,658,963. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. There are currently no amounts outstanding under any working capital loans. See Note 5 for a description of all the Sponsor and other related party funding transactions.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until the New Termination Date, currently August 8, 2024 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the Company’s insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 8, 2024. The Company intends to continue to complete a business combination, including the transactions contemplated by the Amended and Restated Business Combination Agreement (the “Transaction”), before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the date that these financial statements were issued.

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

On February 7, 2023, the Company’s stockholders elected to redeem 16,328,643 shares for a total of $165,489,173. On August 17, 2023, the Company’s stockholders elected to redeem 8,708,098 shares for a total of $91,398,232. On November 8, 2023, the Company’s stockholders elected to redeem 571,909 shares for a total of $6,077,050. On February 14, 2024, the Company’s stockholders elected to redeem 52,181 shares for a total of $554,562. As a result of such redemptions, the Company has recorded a 1% excise tax liability in the aggregate amount of $2,635,190 on the Company’s balance sheets as of March 31, 2024. The liability does not impact the Company’s statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate , the excise tax liability will not be due.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, the Company had $87,916 and $0 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved for the payment of income and state franchise taxes.

Marketable Securities Held in the Trust Account

At March 31, 2024 and December 31, 2023, the Trust Account had $2,291,890 and $2,862,207 held in money market funds which are invested primarily in U.S. Treasury securities, respectively. From inception through March 31, 2024, the Company withdrew an aggregate of $2,090,813 of interest income from the Trust Account to pay its franchise and income tax obligations and an aggregate amount of principal and interest of $263,519,017 in connection with redemptions and deposited $1,552,500 in connection with extension payments. During the period ended March 31, 2024, $0 was deposited into the Trust Account in connection with the monthly extension deposits (as discussed in Note 1).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At March 31, 2024 and December 31, 2023, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, respectively, 214,169 and 266,350 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of March 31, 2024, the common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Common stock subject to possible redemption, December 31, 2023	266,350	$2,853,639
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	—	(122,555)
Less:
Redemption of common shares	(52,181)	(554,562)
Common stock subject to possible redemption, March 31, 2024	214,169	$2,176,522

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended March 31,
	2024		2023
	Common stock subject to redemption	Common stock not subject to redemption	Common stock subject to redemption	Common stock not subject to redemption
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(18,910)	$(574,148)	$(270,437)	$(119,853)

Denominator:
Weighted-average shares outstanding	239,973	7,286,250	16,440,673	7,286,250
Basic and diluted net loss per common stock	$(0.08)	$(0.08)	$(0.02)	$(0.02)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Our effective tax rate was (1.14%) and (2,295.59%) for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory rate of 21% for the three months ended March 31, 2024 due to non-deductible meals and entertainment, changes in fair value in warrant liability, non-deductible business combination costs and valuation allowance change. For the three months ended March 31, 2023, the effective tax rate differs from the statutory rate of 21% due to business combination related expenses and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to income taxes and unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024, the Company’s provision for income taxes included $180,626 for interest and penalties. The $180,626 is included in income taxes payable on the Company’s condensed balance sheets as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At March 31, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

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

As of March 31, 2024 and December 31, 2023, the available balance under the Expense Advancement Agreement was $0. At the Sponsor’s option, at any time prior to payment in full of the principal balance of any promissory note issued under the Expense Advancement Agreement, the Sponsor may elect to convert all or any portion of the outstanding principal amount of the promissory note into that number of warrants (the “Conversion Warrants”) equal to: (i) the portion of the principal amount of the promissory note being converted, divided by (ii) $2.00, per the First Amendment to the Expense Advance Agreement, (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Common Stock after issuance of the promissory note, rounded up to the nearest whole number) (the “Sponsor Loan Conversion Option”). The Sponsor Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s statements of operations each reporting period until the Convertible Note is repaid or converted.

As of March 31, 2024 and December 31, 2023, respectively, the aggregate balance outstanding on the Sponsor loans issued was $2,000,000, and the fair value of the Sponsor Loan Conversion Option was $0.

Advances – Related Party

During the period ended March 31, 2024, the Company repaid the Sponsor $5,000 for amounts advanced for other operating expenses under a separate arrangement and received $677,232 funding from the Sponsor. As of March 31, 2024, there was a $677,232 balance owed under advances – related party.

Note 6 — Commitments & Contingencies

Arbitrations

When Digital Virgo refused to close the Business Combination in July of 2023, the Company engaged several law firms to assist with enforcement of the Company’s rights and remedies under the Amended and Restated Business Combination Agreement. The Company requested Arbitration with the ICC and the case will be decided by a panel of three Arbitrators according to ICC rules and applying Delaware law. As of the date of this Form 10-Q, the arbitration is still in process.

In the normal course of business, the Company may be involved in various arbitrations. The Company assesses its liabilities and contingencies in connection with outstanding arbitrations, if any, utilizing the latest information available. When a loss contingency is not both probable and estimable, the Company does not establish an accrual.

Based on currently available information, the outcome of the Company’s outstanding matters is still unknown as of the date of this filing. Currently, the aggregate potential loss related to the various arbitrations is not expected to exceed an aggregate amount of $2.0 million.

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

Deferred Legal Fees

As of March 31, 2024 and December 31, 2023, the Company has incurred legal costs of $4,646,020 and $4,585,962, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s balance sheets.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of 0.125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. At March 31, 2024 and December 31, 2023, there were 7,286,250 shares of common stock issued and outstanding, excluding 214,169 and 266,350 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$2,291,890	$2,291,890	$—	$—
Liabilities:
Warrant liabilities	5,025	—	—	5,025
Sponsor Loan Conversion Option	—	—	—	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$2,862,207	$2,862,207	$—	$—
Liabilities:
Warrant liabilities	2,662	—	—	2,662
Sponsor Loan Conversion Option	—	—	—	—

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Stock price	$10.80	$10.76
Strike price	$11.50	$11.50
Term (in years)	5.35	5.42
Volatility	1.70%	1.10%
Risk-free rate	5.16%	4.76%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities for the period ended March 31, 2024:

Private Placement Warrants
Fair value as of December 31, 2023	$2,662
Change in fair value	2,363
Fair value as of March 31, 2024	$5,025

Sponsor Loan Conversion Option

The Company established the fair value for the Sponsor Loan Conversion Option using a Monte-Carlo method model, which is considered to be a Level 3 fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements for the Sponsor Loan Conversion Option:

	March 31, 2024	December 31, 2023
Stock price	$10.80	$10.76
Strike price of warrants	$11.50	$11.50
Strike price of debt conversion	$1.50	$1.50
Term (in years)	5.35	5.42
Volatility	1.70%	1.10%
Risk-free rate	5.16%	3.84%

There was no change in fair value for the Sponsor Loan Conversion Option for the period ended March 31, 2024. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended March 31, 2024 for the Sponsor Loan Conversion Option.

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

On April 1, 2024, the Company received written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, in addition to the Company’s non-compliance with the 36-month requirement to complete a business combination with an operating company as required under Nasdaq IM-5101 and as previously disclosed, the Company no longer satisfies the minimum $35 million market value of listed securities requirement and the minimum 500,000 publicly held shares requirement for continued inclusion on The Nasdaq Capital Market, as set forth Nasdaq Listing Rules 5550(b)(2) and 5550(a)(4), respectively.

On April 23, 2024, Goal Acquisitions Corp. (the “Company”) received written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, in addition to the Company’s non-compliance with the 36-month requirement to complete a business combination with an operating company as required under Nasdaq IM-5101, and the Company no longer satisfying the minimum $35 million market value of listed securities requirement and the minimum 500,000 publicly held shares requirement for continued inclusion on The Nasdaq Capital Market, as set forth Nasdaq Listing Rules 5550 (b)(2) and 5550(a)(4), respectively, the Company has not paid certain fees required by Nasdaq Listing Rule 5250(f).

On April 23, 2024, the Sponsor funded $244,000 to the Company for other operating expenses.

As discussed in Note 1, on May 7, 2024, the Company received the decision from the Panel notifying the Company that the trading in the Company’s securities was suspended at the open of trading on May 9, 2024. The Company has 15 days of window to appeal; as of the date of this filing the Company has not yet determined if an appeal will be filed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s final prospectus for the Company’s initial public offering filed with the SEC on February 11, 2021 and the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

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

Results of Operations

For the three months ended March 31, 2024, we had a net loss of $593,058. We had investment income of $33,368 on the amount held in the Trust Account. We recognized a $2,363 loss on the change in the fair value of the warrant liability. We incurred $436,762 of operating costs and business combination expenses. We also incurred a $187,301 provision for income taxes.

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

Use of Funds Restricted for Payment of Taxes

From inception to date, the Company has withdrawn a total of $2,090,813 of interest from the Trust Account of which $541,719 was paid for franchise taxes. The Company recorded a receivable due from the Sponsor and a related payable to the Trust for an amount of $1,461,178 as of March 31, 2024. The receivable reflects the amount due to be reimbursed to the Trust Account from the Sponsor for the funds used for operating expenses. As of March 31, 2024, the Company has restricted cash of $87,916 and a receivable from the Sponsor of $1,461,178. The Company intends to deposit $1,461,178 back into the Trust Account, or use the $1,461,178 (or a portion thereof) for tax obligations until a deposit is made into the trust on a future date.

As of the date of this Form 10-Q, the Company has not yet filed it’s corporate tax return for the year ended December 31, 2023 and intends to remit payment for income taxes upon completion of the return.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had $87,916 in cash and a working capital deficit of $12,658,963. In addition, in order to finance transaction costs in connection with a Business Combination, our initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (see Note 5 of the accompanying unaudited condensed financial statements). There are currently no amounts outstanding under any working capital loans.

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

We will need to raise additional capital through loans or additional investments from the Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that our financial statements included in this Quarterly Report on Form 10-Q are issued.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of both March 31, 2024 and December 31, 2023, 214,169 and 266,350 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net Loss Per Common Share

The Company has one class of common stock. The common stock sold in the IPO is subject to possible redemption. The 25,875,000 common stock underlying the outstanding warrants were excluded from diluted earnings per common stock for the period ended March 31, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

We have previously identified deficiencies in our internal controls over financial reporting which we determined are material weaknesses. Our internal controls did not detect error in (i) the classification related to our accounting for complex financial instruments, (ii) the proper safeguarding of trust assets and the monitoring process of the use of trust funds, and (iii) accruals. The Company has begun to develop a remediation plan which is more fully described below.

Remediation Plan

After identifying the material weaknesses, we have commenced our remediation efforts by taking the following steps:

●	We have expanded and improved our review process for complex securities and related accounting standards.

●	We have increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and related disclosures.

●	We have improved our review of material agreements to ensure adherence to various stipulations in the agreement, specifically the Trust Agreement, where we improved our monitoring process on the use of funds from the Trust Account to be paid for taxes.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

GOAL ACQUISITIONS CORP.

Date: May 20, 2024	By:	/s/ William T. Duffy
	Name:	William T. Duffy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

-30-