Form 10-Q
period 2024-06-30
Goal Acquisitions Corp.
filed 2024-09-12
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of common stock and one redeemable warrant	PUCKU	None

Common stock, par value $0.0001 per share	PUCK	None

Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	PUCKW	None

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

Yes ☒ No ☐

As of September 11, 2024, a total of 7,459,267 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Goal Acquisitions Corp.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$—	$303,746
Restricted Cash	2,222	—
Prepaid expenses and other current assets	152,037	166,385
Due from Sponsor	1,546,872	—
TOTAL CURRENT ASSETS	1,701,131	470,131

Marketable securities held in the trust account	2,321,728	2,862,207
TOTAL ASSETS	$4,022,859	$3,332,338

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,227,609	$5,733,193
Due to Trust Account	1,546,872	—
Sponsor loans issued under the Expense Advancement Agreement	2,000,000	2,000,000
Income taxes payable	1,771,598	1,508,539
Excise tax payable attributable to redemption of common stock	2,635,190	2,629,644
Advances - Related Party	942,232	677,232
TOTAL CURRENT LIABILITIES	15,123,501	12,548,608

Warrant liabilities	5,340	2,662
TOTAL LIABILITIES	15,128,841	12,551,270

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Common stock subject to possible redemption, 214,169 and 266,350 shares at redemption value at June 30, 2024 and December 31, 2023, respectively	2,176,522	2,853,639

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 7,286,250 shares issued and outstanding at June 30, 2024 and December 31, 2023	729	729
Additional paid-in capital	—	—
Accumulated deficit	(13,283,233)	(12,073,300)
TOTAL STOCKHOLDERS’ DEFICIT	(13,282,504)	(12,072,571)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$4,022,859	$3,332,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Operating costs	$382,947	$239,303	$707,225	$616,171
Business combination expenses	304,704	907,478	417,186	2,375,829
Loss from operations	(687,651)	(1,146,781)	(1,124,411)	(2,992,000)

Other income (expense):
Interest income on marketable securities held in the trust account	29,840	1,175,053	63,206	3,004,199
Change in fair value of warrant liability	(315)	17,161	(2,678)	16,942
Total other income, net	29,525	1,192,214	60,528	3,021,141

(Loss) income before (provision for) benefit from income taxes	(658,126)	45,433	(1,063,883)	29,141
(Provision for) benefit from income taxes	(75,758)	(236,582)	(263,059)	(610,580)
Net loss	$(733,884)	$(191,149)	$(1,326,942)	$(581,439)

Weighted average shares outstanding, common stock subject to possible redemption	214,169	9,546,357	227,071	12,974,470
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.10)	$(0.01)	$(0.18)	$(0.03)

Weighted average shares outstanding, non-redeemable common stock	7,286,250	7,286,250	7,286,250	7,286,250
Basic and diluted net loss per share, non-redeemable common stock	$(0.10)	$(0.01)	$(0.18)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	7,286,250	$729	$—	$(12,073,300)	$(12,072,571)

Remeasurement of common stock subject to possible redemption	—	—	—	122,555	122,555

Excise tax payable attributable to redemption of common stock	—	—	—	(5,546)	(5,546)

Net loss	—	—	—	(593,058)	(593,058)

Balance as of March 31, 2024	7,286,250	$729	$—	$(12,549,349)	$(12,548,620)

Net loss	—	—	—	(733,884)	(733,884)

Balance as of June 30, 2024	7,286,250	$729	$—	$(13,283,233)	$(13,282,504)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,286,250	$729	$—	$(3,905,257)	$(3,904,528)

Remeasurement of common stock subject to possible redemption	—	—	—	(1,922,323)	(1,922,323)

Excise tax payable attributable to redemption of common stock	—	—	—	(1,654,892)	(1,654,323)

Net loss	—	—	—	(390,290)	(390,290)

Balance as of March 31, 2023	7,286,250	729	—	(7,872,762)	(7,872,033)

Remeasurement of common stock subject to possible redemption	—	—	—	(1,664,721)	(1,664,721)

Net loss	—	—	—	(191,149)	(191,149)

Balance as of June 30, 2023	7,286,250	$729	$—	$(9,728,632)	$(9,727,903)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,326,942)	$(581,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investments held in the trust account	(63,206)	(3,004,199)
Change in fair value of warrant liabilities	2,678	(16,942)
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	14,348	28,315
Accounts payable and accrued expenses	494,416	1,942,762
Income taxes payable	263,059	610,580
Net cash used in operating activities	(615,647)	(1,020,923)

Cash Flows from Investing Activities:
Principal deposited in Trust Account in connection with monthly extension deposits	—	(1,293,750)
Cash withdrawn from Trust Account to pay franchise and income taxes	49,123	946,244
Cash withdrawn from Trust Account for redemption of common shares	554,562	165,489,173
Net cash provided by investing activities	603,685	165,141,667

Cash Flows from Financing Activities:
Redemption of common shares	(554,562)	(165,489,173)
Proceeds from sponsor loans issued under the Expense Advancement Agreement	—	993,105
Advances from Sponsor	265,000	372,895
Repayment of advances from Sponsor	—	(5,000)
Net cash used in financing activities	(289,562)	(164,128,173)

Net Change in Cash	(301,524)	(7,429)
Cash – Beginning	303,746	10,987
Cash – Ending	$2,222	$3,468

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of common shares subject to redemption	$(122,555)	$3,587,044
Excise tax payable attributable to redemption of common stock	$5,546	$1,654,892
Accrual of amount to be funded by Sponsor for overwithdrawal of Trust Account	$1,546,872	$—

Reconciliation of Cash and Restricted Cash:
Cash – Beginning of Year	$303,746	$10,987
Restricted Cash – Beginning of Year	—	—
Cash and Restricted Cash – Beginning of Year	$303,746	$10,987
Cash – End of Year	$—	$3,468
Restricted Cash – End of Year	2,222	—
Cash and Restricted Cash – End of Year	$2,222	$3,468

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

As of June 30, 2024, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through June 30, 2024, relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the trust account and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

On November 8, 2023, the Company held a meeting and approved an amendment to the Charter (the “Third Charter Amendment”) to extend the initial period of time by which the Company has to consummate an initial business combination to February 10, 2024. In connection with the stockholders’ approval and implementation of the Third Charter Amendment proposal, the holders of 571,909 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.63 per share, for an aggregate redemption amount of $6,077,050. Following such redemptions, 266,350 Public Shares remained outstanding.

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

On February 7, 2024, the Company’s stockholders also approved an amendment to the Charter (the “Fourth Charter Amendment”) to the Charter to extend the period of time by which the Company has to consummate an initial business combination to August 8, 2024.In connection with the stockholders’ approval and implementation of the Fourth Charter Amendment proposal, the holders of 52,181 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.63 per share, for an aggregate redemption amount of approximately $554,562. Following such redemptions, 214,169 Public Shares remained outstanding.

On February 12, 2024, the Company received a written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that it was no longer in compliance with the Nasdaq Listing Rules. The Company has filed an appeal of this decision and will present it’s case in front of a Nasdaq Hearings Panel (the “Panel”) was held on April 16, 2024. On May 7, 2024, the Company received the decision from the Panel notifying the Company that the trading in the Company’s securities was suspended at the open of trading on May 9, 2024. The Company had a 15 day window to appeal; the Company did not proceed with filing an appeal after the determination was received.

On April 1, 2024, the Company received written notice from the Staff of Nasdaq indicating that, in addition to the Company’s non-compliance with the 36-month requirement to complete a business combination with an operating company as required under Nasdaq IM-5101 and as previously disclosed, the Company no longer satisfies the minimum $35 million market value of listed securities requirement and the minimum 500,000 publicly held shares requirement for continued inclusion on The Nasdaq Capital Market, as set forth Nasdaq Listing Rules 5550(b)(2) and 5550(a)(4), respectively.

On April 23, 2024, the Company received written notice (the “Notice”) from the Staff of Nasdaq indicating that, in addition to the Company’s non-compliance with the 36-month requirement to complete a business combination with an operating company as required under Nasdaq IM-5101, and the Company no longer satisfying the minimum $35 million market value of listed securities requirement and the minimum 500,000 publicly held shares requirement for continued inclusion on The Nasdaq Capital Market, as set forth Nasdaq Listing Rules 5550 (b)(2) and 5550(a)(4), respectively, the Company has not paid certain fees required by Nasdaq Listing Rule 5250(f).

On August 6, 2024, the Company’s stockholders approved an amendment to the Charter (the “Fifth Charter Amendment”) to (i) extend the period of time by which the Company has to consummate an initial business combination from August 8, 2024 to May 8, 2025 (the “New Termination Date”) and (ii) make other administrative and technical changes in the Charter in connection with the New Termination Date. In connection with the stockholders’ approval and implementation of the Fifth Charter Amendment, the holders of 41,152 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.84 per share, for an aggregate redemption amount of approximately $446,124. Following such redemptions, 173,017 Public Shares remained outstanding (see also Note 9).

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

Use of Funds Restricted for Payment of Taxes

From inception to date, the Company has withdrawn a total of $2,090,813 of interest from the Trust Account of which $541,719 was paid for franchise taxes. Of the aggregate withdrawals, $1,549,094 was restricted for the payment of the Company’s income taxes. The Company utilized $1,546,872 of these withdrawals towards funding operating expenses, as well as the monthly extension deposits. As such, the Company recorded a receivable due from the Sponsor and a related payable to the Trust for $1,546,872 as of June 30, 2024. The receivable reflects the amount due to be reimbursed to the Trust Account from the Sponsor for the funds used for funding operating expenses as well as the monthly extension deposits. As of June 30, 2024, the Company has restricted cash of $2,222 and a receivable from the Sponsor of $1,546,872. The Company intends to deposit $1,546,872 back into the Trust Account, or use the $1,546,872 (or a portion thereof) for tax obligations until a deposit is made into the trust on a future date.

As of the date of these financial statements, the Company has not yet filed its corporate tax return and intends to remit payment for income taxes upon completion of the return.

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, the Company had $2,222 in restricted cash and a working capital deficit of $13,422,370. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. There are currently no amounts outstanding under any working capital loans. See Note 5 for a description of all the Sponsor and other related party funding transactions.

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

As of June 30, 2024, the Company’s net tangible assets were below the $5,000,001 threshold for consummating an initial Business Combination as described above and stated in the Company’s Charter. If the Company is successful in consummating an initial Business Combination, the Company will need to raise additional capital to satisfy this requirement. The Company will need to raise additional capital through loans or additional investments from the Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until the New Termination Date, currently May 8, 2025 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the Company’s insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2025. The Company intends to continue to complete a business combination, including the transactions contemplated by the Amended and Restated Business Combination Agreement (the “Transaction”), before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the date that these financial statements were issued.

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

On February 7, 2023, the Company’s stockholders elected to redeem 16,328,643 shares for a total of $165,489,173. On August 17, 2023, the Company’s stockholders elected to redeem 8,708,098 shares for a total of $91,398,232. On November 8, 2023, the Company’s stockholders elected to redeem 571,909 shares for a total of $6,077,050. On February 14, 2024, the Company’s stockholders elected to redeem 52,181 shares for a total of $554,562. As a result of such redemptions, the Company has recorded a 1% excise tax liability in the aggregate amount of $2,635,190 and $2,629,644 on the Company’s balance sheets as of June 30, 2024 and December 31, 2023, respectively. The liability does not impact the Company’s statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur.

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

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, the Company had $2,222 and $0 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved for the payment of income and state franchise taxes.

Marketable Securities Held in the Trust Account

At June 30, 2024 and December 31, 2023, the Trust Account had $2,321,728 and $2,862,207 held in money market funds which are invested primarily in U.S. Treasury securities, respectively. From inception through June 30, 2024, the Company withdrew an aggregate of $2,090,813 of interest income from the Trust Account to pay its franchise and income tax obligations and an aggregate amount of principal and interest of $263,519,017 in connection with redemptions and deposited $1,552,500 in connection with extension payments. There were no extension payments paid or required to be paid during the six months ended June 30, 2024.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2024 and December 31, 2023, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, respectively, 214,169 and 266,350 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of June 30, 2024, the common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Common stock subject to possible redemption, December 31, 2023	266,350	$2,853,639
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	—	(122,555)
Less:
Redemption of common shares	(52,181)	(554,562)
Common stock subject to possible redemption, June 30, 2024	214,169	$2,176,522

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Common stock subject to redemption	Common stock not subject to redemption	Common stock subject to redemption	Common stock not subject to redemption	Common stock subject to redemption	Common stock not subject to redemption	Common stock subject to redemption	Common stock not subject to redemption
Basic and diluted net loss er common stock:
Numerator:
Allocation of net loss	$(20,956)	$(712,928)	$(108,407)	$(82,472)	$(40,103)	$(1,286,839)	$(372,339)	$(209,100)
Denominator:
Weighted-average shares outstanding	214,169	7,286,250	9,546,357	7,286,250	227,071	7,286,250	12,974,470	7,286,250
Basic and diluted net loss per common stock	$(0.10)	$(0.10)	$(0.01)	$(0.01)	$(0.18)	$(0.18)	$(0.03)	$(0.03)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Our effective tax rate was (11.51%) and (24.73%) for the three and six months ended June 30, 2024, respectively, 520.73% and 2,095.33% for the three and six months ended June 30, 2023, respectively. The effective tax rate differs from the statutory rate of 21% for the three and six months ended June 30, 2024 due primarily to non-deductible business combination costs and a valuation allowance change. For the three and six months ended June 30, 2023, the effective tax rate differs from the statutory rate of 21% due to business combination related expenses and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to income taxes and unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. During the three and six months ended June 30, 2024, the Company’s provision for income taxes included $70,260 and $250,885, respectively, for interest and penalties. The $250,885 is included in income taxes payable on the Company’s condensed balance sheets as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable loss and associated income tax provision based on actual results through June 30, 2024.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At June 30, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

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

As of June 30, 2024 and December 31, 2023, the available balance under the Expense Advancement Agreement was $0. At the Sponsor’s option, at any time prior to payment in full of the principal balance of any promissory note issued under the Expense Advancement Agreement, the Sponsor may elect to convert all or any portion of the outstanding principal amount of the promissory note into that number of warrants (the “Conversion Warrants”) equal to: (i) the portion of the principal amount of the promissory note being converted, divided by (ii) $2.00, per the First Amendment to the Expense Advance Agreement, (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Common Stock after issuance of the promissory note, rounded up to the nearest whole number) (the “Sponsor Loan Conversion Option”). The Sponsor Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s statements of operations each reporting period until the Convertible Note is repaid or converted.

As of June 30, 2024 and December 31, 2023, respectively, the aggregate balance outstanding on the Sponsor loans issued was $2,000,000, and the fair value of the Sponsor Loan Conversion Option was $0.

Advances – Related Party

During the six month period ended June 30, 2024, the Company repaid the Sponsor $5,000 for amounts advanced for other operating expenses under a separate arrangement and received $942,232 funding from the Sponsor. As of June 30, 2024, there was a $942,232 balance owed under advances – related party.

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

Deferred Legal Fees

As of June 30, 2024 and December 31, 2023, the Company has incurred legal costs of $4,690,580 and $4,585,962, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s balance sheets.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of 0.125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. At June 30, 2024 and December 31, 2023, there were 7,286,250 shares of common stock issued and outstanding, excluding 214,169 and 266,350 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$2,321,728	$2,321,728	$—	$—
Liabilities:
Warrant liabilities	5,340	—	—	5,340
Sponsor Loan Conversion Option	—	—	—	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$2,862,207	$2,862,207	$—	$—
Liabilities:
Warrant liabilities	2,662	—	—	2,662
Sponsor Loan Conversion Option	—	—	—	—

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between Levels 1, 2 or 3 during the period ended June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Stock price	$10.80	$10.76
Strike price	$11.50	$11.50
Term (in years)	5.57	5.42
Volatility	0.60%	1.10%
Risk-free rate	5.04%	4.76%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities for the period ended June 30, 2024:

Private Placement Warrants
Fair value as of December 31, 2023	$2,662
Change in fair value	2,678
Fair value as of June 30, 2024	$5,340

Sponsor Loan Conversion Option

The Company established the fair value for the Sponsor Loan Conversion Option using a Monte-Carlo method model, which is considered to be a Level 3 fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements for the Sponsor Loan Conversion Option:

	June 30, 2024	December 31, 2023
Stock price	$10.80	$10.76
Strike price of warrants	$11.50	$11.50
Strike price of debt conversion	$1.50	$1.50
Term (in years)	5.57	5.42
Volatility	0.6%	1.10%
Risk-free rate	4.33%	3.84%

There was no change in fair value for the Sponsor Loan Conversion Option for the period ended June 30, 2024. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended June 30, 2024 for the Sponsor Loan Conversion Option.

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

As discussed in Note 1, on August 6, 2024, the Company’s stockholders also approved the Fifth Charter Amendment to (i) extend the period of time by which the Company has to consummate an initial business combination from August 8, 2024 to May 8, 2025. In connection with the stockholders’ approval and implementation of the Fifth Charter Amendment, the holders of 41,152 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.84 per share, for an aggregate redemption amount of approximately $446,124. Following such redemptions, 173,017 Public Shares remained outstanding.

On July 11, 2024, the Company along with its founder and advisor, its Sponsor, Goal Nevada entered into an agreement with a third-party whereby this third-party has committed to provide an aggregate reimbursement of $500,000 for certain of the Company’s operating expenses. As of the date of these financials were available for issuance, the Company has received aggregate funding of approximately $409,000 in connection with this agreement.

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

Results of Operations

For the three months ended June 30, 2024, we had a net loss of $733,884. We had investment income of $29,840 on the amount held in the Trust Account. We recognized a $315 loss on the change in the fair value of the warrant liability. We incurred $687,651 of operating costs and business combination expenses. We also incurred a $75,758 provision for income taxes.

For the six months ended June 30, 2024, we had a net loss of $1,326,942. We had investment income of $63,208 on the amount held in the Trust Account. We recognized a $2,678 loss on the change in the fair value of the warrant liability. We incurred $1,124,413 of operating costs and business combination expenses. We also incurred a $263,059 provision for income taxes.

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

In connection with our stockholders’ approval and implementation of the First Charter Amendment, the holders of 16,328,643 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $165,489,173. Following such redemptions, 9,546,357 Public Shares remained outstanding.

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

On August 14, 2023, our stockholders also approved an amendment (the “Second Charter Amendment”) to the “Charter to extend the period of time by which we have to consummate an initial business combination to February 10, 2024.In connection with the stockholders’ approval and implementation of the Second Charter Amendment, the holders of 8,708,098 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for an aggregate redemption amount of $91,398,232. Following such redemptions, 838,259 Public Shares remained outstanding.

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

On February 7, 2024, the stockholders’ approved an amendment (the “Third Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated February 10, 2021, by and between us and Continental Stock Transfer & Trust Company to change the date on which Continental must commence liquidation of the amount on deposit in the trust account established in connection with our initial public offering from February 10, 2024 to August 8, 2024.

In connection with the stockholders’ approved an amendment to the Charter (the “Fourth Charter Amendment”), the holders of 52,181 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.63 per share, for an aggregate redemption amount of approximately $554,562. Following such redemptions, 214,169 Public Shares remained outstanding.

On August 6, 2024, the stockholders approved an amendment to the Charter (the “Fifth Charter Amendment”) to (i) extend the period of time by which the Company has to consummate an initial business combination from August 8, 2024 to May 8, 2025 (the “New Termination Date”) and (ii) make other administrative and technical changes in the Charter in connection with the New Termination Date. In connection with the stockholders’ approval and implementation of the Fifth Charter Amendment, the holders of 41,152 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.84 per share, for an aggregate redemption amount of approximately $446,124. Following such redemptions, 173,017 Public Shares remained outstanding.

See the proxy statements filed by us with the SEC on January 9, 2023 and July 27, 2023 and the Current Report on Form 8-K filed by us with the SEC on February 8, 2023 and August 14, 2023, February 7, 2024 and August 8, 2024 for additional information.

Use of Funds Restricted for Payment of Taxes

From inception to date, the Company has withdrawn a total of $2,090,813 of interest from the Trust Account of which $541,719 was paid for franchise taxes. The Company recorded a receivable due from the Sponsor and a related payable to the Trust for an amount of $1,546,872 as of June 30, 2024. The receivable reflects the amount due to be reimbursed to the Trust Account from the Sponsor for the funds used for operating expenses. As of June 30, 2024, the Company has restricted cash of $2,222 and a receivable from the Sponsor of $1,549,872. The Company intends to deposit $1,546,872 back into the Trust Account, or use the $1,546,872 (or a portion thereof) for tax obligations until a deposit is made into the trust on a future date.

As of the date of this Form 10-Q, the Company has not yet filed it’s corporate tax return for the year ended December 31, 2023 and intends to remit payment for income taxes upon completion of the return.

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, we had $2,222 in restricted cash and a working capital deficit of $13,422,370. In addition, in order to finance transaction costs in connection with a Business Combination, our initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (see Note 5 of the accompanying unaudited condensed financial statements). There are currently no amounts outstanding under any working capital loans.

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

As of June 30, 2024, our net tangible assets were below the $5,000,001 threshold for consummating an initial Business Combination as stated in our Charter. If we are successful in consummating an initial Business Combination, we will need to raise additional capital to satisfy this requirement. We will need to raise additional capital through loans or additional investments from the Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that our financial statements included in this Quarterly Report on Form 10-Q are issued.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until the New Termination Date, currently May 8, 2025 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension of the period of time the Company has to complete a business combination has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that our insufficient capital and mandatory liquidation, should a business combination not occur, and an extension not approved by the stockholders of the Company, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2025. We intend to continue to complete a business combination, including the Transaction, before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of both June 30, 2024 and December 31, 2023, 214,169 and 266,350 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net Loss Per Common Share

The Company has one class of common stock. The common stock sold in the IPO is subject to possible redemption. The 25,875,000 common stock underlying the outstanding warrants were excluded from diluted earnings per common stock for the period ended June 30, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

GOAL ACQUISITIONS CORP.

Date: September 11, 2024	By:	/s/ William T. Duffy
	Name:	William T. Duffy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

-30-