Form 10-Q
period 2024-09-30
Goal Acquisitions Corp.
filed 2024-12-27
CIK 1836100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number: 001-40026

GOAL ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3660880
(State or others jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12600 Hill Country Blvd Building R, Suite 275 Bee Cave, Texas	78738
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

As of December 26, 2024, a total of 7,459,267 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Goal Acquisitions Corp.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$—	$303,746
Restricted Cash	2,141	—
Prepaid expenses and other current assets	169,539	166,385
Due from Sponsor	1,559,470	—
Forward Purchase Agreement proceeds receivable from Sponsor	14,000	—
TOTAL CURRENT ASSETS	1,745,150	470,131

Marketable securities held in the trust account	1,889,883	2,862,207
TOTAL ASSETS	$3,635,033	$3,332,338

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,347,795	$5,733,193
Due to Trust Account	1,559,470	—
Sponsor loans issued under the Expense Advancement Agreement	2,000,000	2,000,000
Income taxes payable	1,829,833	1,508,539
Excise tax payable attributable to redemption of common stock	2,639,651	2,629,644
Advances - Related Party	942,232	677,232
TOTAL CURRENT LIABILITIES	15,318,981	12,548,608

Warrant liabilities	6,675	2,662
Forward Purchase Agreement liability	459,551	—
TOTAL LIABILITIES	15,785,207	12,551,270

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Common stock subject to possible redemption, 173,017 and 266,350 shares at redemption value at September 30, 2024 and December 31, 2023, respectively	1,758,304	2,853,639

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 7,286,250 shares issued and outstanding at September 30, 2024 and December 31, 2023	729	729
Accumulated deficit	(13,909,207)	(12,073,300)
TOTAL STOCKHOLDERS’ DEFICIT	(13,908,478)	(12,072,571)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$3,635,033	$3,332,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Operating costs	$415,750	$77,615	$1,122,975	$693,786
Business combination expenses	139,315	463,831	556,501	2,839,660
Loss from operations	(555,065)	(541,446)	(1,679,476)	(3,533,446)

Other income (expense):
Interest income on marketable securities held in the trust account	26,796	727,593	90,002	3,731,792
Change in fair value of forward Purchase Agreement liability	(5,769)	—	(5,769)	—
Change in fair value of warrant liability	(1,335)	(2,195)	(4,013)	14,747
Total other income, net	19,692	725,398	80,220	3,746,539

(Loss) income before provision for income taxes	(535,373)	183,952	(1,599,256)	213,093
Provision for income taxes	(58,235)	(166,376)	(321,294)	(776,956)
Net (loss) income	$(593,608)	$17,576	$(1,920,550)	$(563,863)

Weighted average shares outstanding, common stock subject to possible redemption	192,251	5,381,614	215,380	10,415,705
Basic and diluted net (loss) income per share, common stock subject to possible redemption	$(0.08)	$0.00	$(0.26)	$(0.03)

Weighted average shares outstanding, non-redeemable common stock	7,286,250	7,286,250	7,286,250	7,286,250
Basic and diluted net (loss) income per share, non-redeemable common stock	$(0.08)	$0.00	$(0.26)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	7,286,250	$729	$—	$(12,073,300)	$(12,072,571)

Remeasurement of common stock subject to possible redemption	—	—	—	122,555	122,555

Excise tax payable attributable to redemption of common stock	—	—	—	(5,546)	(5,546)

Net loss	—	—	—	(593,058)	(593,058)

Balance as of March 31, 2024	7,286,250	729	—	(12,549,349)	(12,548,620)

Net loss	—	—	—	(733,884)	(733,884)

Balance as of June 30, 2024	7,286,250	729	—	(13,283,233)	(13,282,504)

Remeasurement of common stock subject to possible redemption	—	—	—	(27,906)	(27,906)

Excise tax payable attributable to redemption of common stock	—	—	—	(4,460)	(4,460)

Net loss	—	—	—	(593,608)	(593,608)

Balance as of September 30, 2024	7,286,250	$729	$—	$(13,909,207)	$(13,908,478)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,286,250	$729	$—	$(3,905,257)	$(3,904,528)

Remeasurement of common stock subject to possible redemption	—	—	—	(1,922,323)	(1,922,323)

Excise tax payable attributable to redemption of common stock	—	—	—	(1,654,892)	(1,654,323)

Net loss	—	—	—	(390,290)	(390,290)

Balance as of March 31, 2023	7,286,250	729	—	(7,872,762)	(7,872,033)

Remeasurement of common stock subject to possible redemption	—	—	—	(1,664,721)	(1,664,721)

Net loss	—	—	—	(191,149)	(191,149)

Balance as of June 30, 2023	7,286,250	729	—	(9,728,632)	(9,727,903)

Remeasurement of common stock subject to possible redemption	—	—	—	(798,317)	(798,317)

Excise tax payable attributable to redemption of common stock	—	—	—	(913,982)	(913,982)

Net income	—	—	—	17,576	17,576

Balance as of September 30, 2023	7,286,250	$729	$—	$(11,423,355)	$(11,422,626)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOAL ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,920,550)	$(563,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investments held in the Trust Account	(90,002)	(3,731,792)
Change in fair value of Forward Purchase Agreement liability	5,769	ؙ—
Change in fair value of warrant liabilities	4,013	(14,747)
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(3,154)	(50,473)
Accounts payable and accrued expenses	614,603	2,341,366
Income taxes payable	321,294	776,956
Forward Purchase Agreement proceeds receivable from Sponsor	(14,000)	—
Net cash used in operating activities	(1,082,027)	(1,242,553)

Cash Flows from Investing Activities:
Principal deposited in Trust Account in connection with monthly extension deposits	—	(1,552,500)
Cash withdrawn from Trust Account to pay franchise and income taxes	61,640	1,650,455
Cash withdrawn from Trust Account for redemption of common shares	1,000,686	256,887,405
Net cash provided by investing activities	1,062,326	256,985,360

Cash Flows from Financing Activities:
Redemption of common shares	(1,000,686)	(256,887,405)
Proceeds from sponsor loans issued under the Expense Advancement Agreement	—	993,105
Proceeds received in connection with Forward Purchase Agreement	453,782	—
Advances from Sponsor	265,000	677,232
Repayment of advances from Sponsor	—	(5,000)
Net cash used in financing activities	(281,904)	(255,222,068)

Net Change in Cash	(301,605)	520,739
Cash – Beginning	303,746	10,987
Cash – Ending	$2,141	$531,636

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of common shares subject to redemption	$(94,649)	$4,385,361
Excise tax payable attributable to redemption of common stock	$10,007	$2,568,874
Accrual of amount to be funded by Sponsor for overwithdrawal of Trust Account	$1,559,470	$—

Reconciliation of Cash and Restricted Cash:
Cash – Beginning of Year	$303,746	$—
Restricted Cash – Beginning of Year	—	—
Cash and Restricted Cash – Beginning of Year	$303,746	$—
Cash – End of Year	$—	$—
Restricted Cash – End of Year	2,141	—
Cash and Restricted Cash – End of Year	$2,141	$—

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

As of September 30, 2024, the Company had not yet commenced any operations. All activity from October 26, 2020 (inception) through September 30, 2024, relates to the Company’s formation and the initial public offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the trust account and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

Use of Funds Restricted for Payment of Taxes

From inception to date, the Company has withdrawn a total of $2,103,330 of interest from the Trust Account of which $541,719 was paid for franchise taxes. Of the aggregate withdrawals, $1,561,611 was restricted for the payment of the Company’s income taxes. The Company utilized $1,559,470 of these withdrawals towards funding operating expenses, as well as the monthly extension deposits. As such, the Company recorded a receivable due from the Sponsor and a related payable to the Trust for $1,559,470 as of September 30, 2024. The receivable reflects the amount due to be reimbursed to the Trust Account from the Sponsor for the funds used for funding operating expenses as well as the monthly extension deposits. As of September 30, 2024, the Company has restricted cash of $2,141 and a receivable from the Sponsor of $1,559,470. The Company intends to deposit $1,559,470 back into the Trust Account or use the $1,559,470 (or a portion thereof) for tax obligations until a deposit is made into the trust on a future date.

The Company filed its corporate tax return for the year ended December 31, 2023. As of the date of these financial statements, the Company has not yet remitted any payment for its income taxes and is subject to additional interest and penalties until payment is remitted. During the three and nine months ended September 30, 2024, the Company’s provision for income taxes included $53,307 and $304,192, respectively, for interest and penalties (See Note 2 – Income Taxes).

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, the Company had $2,141 in restricted cash and a working capital deficit of $13,573,831. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. There are currently no amounts outstanding under any working capital loans. See Note 5 for a description of all the Sponsor and other related party funding transactions.

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

As of September 30, 2024, the Company’s net tangible assets were below the $5,000,001 threshold for consummating an initial Business Combination as described above and stated in the Company’s Charter. If the Company is successful in consummating an initial Business Combination, the Company will need to raise additional capital to satisfy this requirement. The Company will need to raise additional capital through loans or additional investments from the Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

On February 7, 2023, the Company’s stockholders elected to redeem 16,328,643 shares for a total of $165,489,173. On August 17, 2023, the Company’s stockholders elected to redeem 8,708,098 shares for a total of $91,398,232. On November 8, 2023, the Company’s stockholders elected to redeem 571,909 shares for a total of $6,077,050. On February 14, 2024, the Company’s stockholders elected to redeem 52,181 shares for a total of $554,562. On August 12, 2024, the Company’s stockholders elected to redeem 41,152 shares for a total of $446,124. As a result of such redemptions, the Company has recorded a 1% excise tax liability in the aggregate amount of $2,639,651 and $2,629,644 on the Company’s balance sheets as of September 30, 2024 and December 31, 2023, respectively. The liability does not impact the Company’s statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur.

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. Any amount of such excise tax not paid in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, the Company had $2,141 and $0 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved for the payment of income and state franchise taxes.

Marketable Securities Held in the Trust Account

At September 30, 2024 and December 31, 2023, the Trust Account had $1,889,883 and $2,862,207 held in money market funds which are invested primarily in U.S. Treasury securities, respectively. From inception through September 30, 2024, the Company withdrew an aggregate of $2,103,330 of interest income from the Trust Account of which $541,719 was used to pay its franchise tax obligations and $9,111 was utilized for operating expenses and is included in Due to Trust on the Company’s condensed balance sheets. An aggregate amount of principal and interest of $263,965,140 in connection with redemptions and deposited $1,552,500 in connection with extension payments. There were no extension payments paid or required to be paid during the nine months ended September 30, 2024.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At September 30, 2024 and December 31, 2023, the Company had not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, respectively, 173,017 and 266,350 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2024, the common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Common stock subject to possible redemption, December 31, 2023	266,350	$2,853,639
Plus:
Remeasurement of common stock subject to possible redemption carrying value to redemption value	—	(94,649)
Less:
Redemption of common shares	(93,333)	(1,000,686)
Common stock subject to possible redemption, September 30, 2024	173,017	$1,758,304

Net (Loss) Income Per Common Stock

Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted (loss) income per common stock does not consider the effect of the warrants that would be anti-dilutive. The warrants are exercisable to purchase 25,875,000 shares of common stock in the aggregate.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Common stock subject to redemption	Common stock not subject to redemption	Common stock subject to redemption	Common stock not subject to redemption	Common stock subject to redemption	Common stock not subject to redemption	Common stock subject to redemption	Common stock not subject to redemption
Basic and diluted net (loss) income er common stock:
Numerator:
Allocation of net (loss) income	$(15,260)	$(578,348)	$7,467	$10,109	$(55,141)	$(1,865,409)	$(331,773)	$(232,090)
Denominator:
Weighted-average shares outstanding	192,251	7,286,250	5,381,614	7,286,250	215,380	7,286,250	10,415,705	7,286,250
Basic and diluted net (loss) income per common stock	$(0.08)	$(0.08)	$0.00	$0.00	$(0.26)	$(0.26)	$(0.03)	$(0.03)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, other than discussed in Note 8.

Derivative Liabilities

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

The Company accounts for its prepaid Forward Purchase Agreement (as defined in Note 6) as a derivative liability in accordance with ASC 815-40. Accordingly, the Company recognizes the deployments received under the Forward Purchase Agreement as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until certain contingent repayment conditions are met, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Forward Purchase Agreement liability has been estimated using a discounted cash flow analysis subject to an estimated probability of successful outcomes of certain litigation events at each measurement date (see Note 8).

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Our effective tax rate was (11.00%) and (20.16%) for the three and nine months ended September 30, 2024, respectively, 90.45% and 364.61% for the three and nine months ended September 30, 2023, respectively. The effective tax rate differs from the statutory rate of 21% for the three and nine months ended September 30, 2024 due primarily to a valuation allowance change, non-deductible business combination costs and interest and penalties related to income taxes. For the three and nine months ended September 30, 2023, the effective tax rate differs from the statutory rate of 21% due to business combination related expenses and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to income taxes and unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2024, the Company’s provision for income taxes included $53,307 and $304,192, respectively, for interest and penalties. The $304,192 is included in income taxes payable on the Company’s condensed balance sheets as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable loss and associated income tax provision based on actual results through September 30, 2024.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. To date, the Company had no borrowings under the Working Capital Loans. At September 30, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

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

As of September 30, 2024 and December 31, 2023, the available balance under the Expense Advancement Agreement was $0. At the Sponsor’s option, at any time prior to payment in full of the principal balance of any promissory note issued under the Expense Advancement Agreement, the Sponsor may elect to convert all or any portion of the outstanding principal amount of the promissory note into that number of warrants (the “Conversion Warrants”) equal to: (i) the portion of the principal amount of the promissory note being converted, divided by (ii) $2.00, per the First Amendment to the Expense Advance Agreement, (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction related to the Common Stock after issuance of the promissory note, rounded up to the nearest whole number) (the “Sponsor Loan Conversion Option”). The Sponsor Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s statements of operations each reporting period until the Convertible Note is repaid or converted.

As of September 30, 2024 and December 31, 2023, respectively, the aggregate balance outstanding on the Sponsor loans issued was $2,000,000, and the fair value of the Sponsor Loan Conversion Option was $0.

Advances – Related Party

During the nine month period ended September 30, 2024, the Company repaid the Sponsor $5,000 for amounts advanced for other operating expenses under a separate arrangement and received $942,232 funding from the Sponsor. As of September 30, 2024, there was a $942,232 balance owed under advances – related party.

Forward Purchase Agreement Proceeds Receivable from Sponsor

During the quarter ended September 30, 2024 the Sponsor received a deployment of $250,000 in connection with the Forward Purchase Agreement (see Note 6) and subsequently repaid the SPAC $236,000 of this amount; the remaining balance of $14,000 is receivable from the Sponsor and included in Forward Purchase Agreement proceeds receivable from Sponsor on the Company’s condensed balance sheets.

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

Deferred Legal Fees

As of September 30, 2024 and December 31, 2023, the Company has incurred legal costs of $4,754,311 and $4,585,962, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s balance sheets.

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

Prepaid Forward Purchase Agreement

On July 11, 2024, the Company along with its founder and advisor, its Sponsor and Goal Nevada entered into a prepaid forward purchase agreement (the “Forward Purchase Agreement”) with a third-party whereby this third-party has committed to provide aggregate deployments of up to $500,000 for certain of the Company’s litigation expenses. As of September 30, 2024, approximately $454,000 was deployed under the Forward Purchase Agreement. On October 24, 2024, the agreement was amended to reflect an additional reimbursement of $250,000 available to the Company for certain of the Company’s operating expenses. As of the date of these financials were available for issuance, aggregate deployments made in connection with this agreement were approximately $747,000.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On December 16, 2020, the Company effected a stock dividend of 0.125 of a share of common stock for each outstanding share of common stock, and as a result our Sponsor holds 6,468,750 founder shares of which an aggregate of up to 843,750 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Because of the underwriters’ full exercise of the over-allotment option on February 24, 2021, 843,750 shares are no longer subject to forfeiture. The Company considered the above stock dividend to be in substance a stock split due to the dividend being part of the Company’s initial capitalization. The dividend was therefore valued at par and offset to additional paid-in capital. At September 30, 2024 and December 31, 2023, there were 7,286,250 shares of common stock issued and outstanding, excluding 173,017 and 266,350 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$1,889,883	$1,889,883	$—	$—
Liabilities:
Warrant liabilities	6,675	—	—	6,675
Forward Purchase Agreement liability	459,551	—	—	459,551
Sponsor Loan Conversion Option	—	—	—	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable securities held in the trust account	$2,862,207	$2,862,207	$—	$—
Liabilities:
Warrant liabilities	2,662	—	—	2,662
Sponsor Loan Conversion Option	—	—	—	—

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting. There were no transfers between Levels 1, 2 or 3 during the period ended September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Stock price	$11.50	$10.76
Strike price	$11.50	$11.50
Term (in years)	5.54	5.42
Volatility	de minimis	1.10%
Risk-free rate	3.92%	4.76%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities for the period ended September 30, 2024:

Private Placement Warrants
Fair value as of December 31, 2023	$2,662
Change in fair value	4,013
Fair value as of September 30, 2024	$6,675

Forward Purchase Agreement Liability

The estimated fair value of the Forward Purchase Agreement liability was determined using a discounted cash flow analysis based on the estimated timing of the potential repayment scenarios subject to the estimated probability of the successful outcome of a certain litigation events. and classified as a Level 3 valuation.

The Forward Purchase Agreement liability is discounted to net present values using risk free rates. Discount rates were based on current risk-free rates based on the actual simulated potential repayment term using the following U.S. Treasury rates and using the linearly interpolated treasury rates between quoted terms.

The assumptions used in calculating the estimated fair value represents the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair value could be materially different.

In order to calculate the fair value of the Forward Purchase Agreement liability, the Company utilized the following inputs:

	July 12, 2024	July 29, 2024	August 8, 2024	September 30, 2024
Proceeds received from Forward Purchase Agreement	$250,000	$45,000	$158,783	$453,783
Risk-free rate	4.87-5.23%	4.79-5.18%	4.48-5.01%	3.98-4.38%
Estimated repayment term (in years)	0.68-1.21	0.63-1.17	0.60-1.14	0.46-1.00
Repayment Multiple	1.8-3.0	1.8-3.0	1.8-3.0	2.2-3.0
Probability of repayment	10.0-68.0%	10.0-68.0%	10.0-69.0%	10.0-69.0%

The following table presents the changes in the fair value of Forward Purchase Agreement liability for the period ended September 30, 2024:

forward Purchase Agreement
Fair value of proceeds received under Forward Purchase Agreement - July 12, 2024 – August 8, 2024 (initial measurements)	$453,783
Change in fair value	5,769
Fair value as of September 30, 2024	$459,551

Sponsor Loan Conversion Option

The Company established the fair value for the Sponsor Loan Conversion Option using a Monte-Carlo method model, which is considered to be a Level 3 fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements for the Sponsor Loan Conversion Option:

	September 30, 2024	December 31, 2023
Stock price	$11.50	$10.76
Strike price of warrants	$11.50	$11.50
Strike price of debt conversion	$1.50	$1.50
Term (in years)	5.54	5.42
Volatility	0.10%	1.10%
Risk-free rate	3.58%	3.84%

There was no change in fair value for the Sponsor Loan Conversion Option for the period ended September 30, 2024. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended September 30, 2024 for the Sponsor Loan Conversion Option.

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

On October 24, 2024, the Prepaid Forward Purchase Agreement was amended to reflect an additional reimbursement of $250,000 available to the Company for certain of the Company’s operating expenses.

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

Results of Operations

For the three months ended September 30, 2024, we had a net loss of $593,608. We had investment income of $26,796 on the amount held in the Trust Account. We recognized a $1,335 loss on the change in the fair value of the warrant liability and a $5,769 loss on the change in the fair value of the Forward Purchase Agreement liability. We incurred $555,066 of operating costs and business combination expenses. We also incurred a $58,235 provision for income taxes.

For the nine months ended September 30, 2024, we had a net loss of $1,920,550. We had investment income of $90,002 on the amount held in the Trust Account. We recognized a $4,013 loss on the change in the fair value of the warrant liability and $5,769 loss on the change in the fair value of the Forward Purchase Agreement liability. We incurred $1,679,476 of operating costs and business combination expenses. We also incurred a $321,294 provision for income taxes.

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

Use of Funds Restricted for Payment of Taxes

From inception to date, we have withdrawn a total of $2,103,330 of interest from the Trust Account of which $541,719 was paid for franchise taxes. Of the aggregate withdrawals, $1,561,611 was restricted for the payment of our income taxes. We utilized $1,559,470 of these withdrawals towards funding operating expenses, as well as the monthly extension deposits. As such, we recorded a receivable due from the Sponsor and a related payable to the Trust for $1,559,470 as of September 30, 2024. The receivable reflects the amount due to be reimbursed to the Trust Account from the Sponsor for the funds used for funding operating expenses as well as the monthly extension deposits. As of September 30, 2024, we have restricted cash of $2,141 and a receivable from the Sponsor of $1,559,470. We intend to deposit $1,559,470 back into the Trust Account or use the $1,559,470 (or a portion thereof) for tax obligations until a deposit is made into the trust on a future date.

We filed its corporate tax return for the year ended December 31, 2023. As of the date of these financial statements, we have not yet remitted any payment for its income taxes and is subject to additional interest and penalties until payment is remitted. During the three and nine months ended September 30, 2024, our provision for income taxes included $53,307 and $304,192, respectively, for interest and penalties.

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, we had $2,141 in restricted cash and a working capital deficit of $13,573,831. In addition, in order to finance transaction costs in connection with a Business Combination, our initial stockholders, or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (see Note 5 of the accompanying unaudited condensed financial statements). There are currently no amounts outstanding under any working capital loans.

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

As of September 30, 2024, our net tangible assets were below the $5,000,001 threshold for consummating an initial Business Combination as stated in our Charter. If we are successful in consummating an initial Business Combination, we will need to raise additional capital to satisfy this requirement. We will need to raise additional capital through loans or additional investments from the Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that our financial statements included in this Quarterly Report on Form 10-Q are issued.

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

Derivative Liabilities

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

We account for our prepaid Forward Purchase Agreement in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”). The Forward Purchase Agreement meets the definition of a derivative as contemplated in ASC 815, the deployments received under the Forward Purchase Agreement are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of both September 30, 2024 and December 31, 2023, 173,017 and 266,350 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net (Loss) Income Per Common Share

The Company has one class of common stock. The common stock sold in the IPO is subject to possible redemption. The 25,875,000 common stock underlying the outstanding warrants were excluded from diluted earnings per common stock for the period ended September 30, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

GOAL ACQUISITIONS CORP.

Date: December 26, 2024	By:	/s/ William T. Duffy
	Name:	William T. Duffy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

-30-